Form 10-K
period 2024-12-31
Metsera, Inc.
filed 2025-03-26
CIK 2040807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42489

Metsera, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	92-0931552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3 World Trade Center 175 Greenwich Street New York, New York	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 784-6595

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	MTSR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 28, 2024, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliated as of such date. The registrant's common stock began trading on the Nasdaq Global Select Market on January 31, 2025.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 105,050,219.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “should,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements include, but are not limited to, statements about:

•
the timing, progress and results of preclinical studies and clinical trials for our current and future product candidates and the reporting and interpretation of data from those studies and trials, including our product development plans and strategies;
•
our ability to successfully complete our preclinical studies and clinical trials;
•
our ability to finalize the design of any product candidate and advance our candidates as monotherapies or in combination with our other product candidates, as applicable;
•
our ability to leverage our platforms and peptide library to expand and pursue our discovery portfolio and deliver highly differentiated product candidates;
•
our ability to progress additional programs and leverage our team’s extensive track record to further develop our pipeline, including additional indications we may pursue;
•
our ability to establish scaled manufacturing prior to commercial launch of our product candidates;
•
the prevalence of certain diseases and conditions we intend to treat and the size of the market opportunity for our product candidates;
•
expectations regarding the size, scope and design of our clinical trials;
•
the likelihood of our clinical trials demonstrating safety and efficacy of our product candidates and other positive results;
•
the timing of initiation and completion, and the progress of our drug discovery and research programs;
•
the timing of our planned IND submissions to the FDA or any comparable submissions to foreign regulatory authorities for our product candidates;
•
the timing of announcement of interim, topline and preliminary results from clinical trials;
•
our projected operating expenses and capital expenditure requirements;
•
our ability to leverage the clinical, regulatory, and manufacturing advancements to accelerate our clinical trials and approval of product candidates;
•
our ability to meet future regulatory standards with respect to our product candidates, if approved;
•
our commercialization, marketing and manufacturing;
•
the implementation of our strategic plans for our business, programs and platforms;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our programs and platforms;
•
developments related to our competitors and our industry;
•
the success of competing therapies that are or may become available;
•
our ability to maintain compliance with our license agreements and maintain rights to our licensed technology;
•
our ability to identify and enter into future license agreements and collaborations;
•
our reliance on third parties to conduct clinical trials of our product candidates;
•
our reliance on third parties for the manufacture of our product candidates;

•
developments related to our programs and platforms;
•
regulatory developments in the United States and foreign countries;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company;
•
our ability to attract and retain key scientific and management personnel; and
•
our use of proceeds from our initial public offering, our financial performance, estimates of our expenses, capital requirements and needs for additional financing.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein for any reason after the date of this report to conform these statements to new information, future events or otherwise.

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” “Metsera,” and the “Company” refer to Metsera, Inc. and its subsidiaries. All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners. Metsera may use its website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors & News section of its website at investors.metsera.com. In addition, stockholders may sign up to automatically receive email alerts and other information about the Company by using the “Email Alerts” option on the Investors & Media page and submitting their email address.

Summary Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. A summary of the material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•
We are a clinical-stage biotechnology company with a limited operating history and no history of commercializing products, and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•
We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•
We currently depend entirely on the success of our product candidates. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If we are unable to successfully develop any of our current or future product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
•
Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and studies involving our product candidates are not necessarily predictive of our future results. Our product candidates may not show favorable results in preclinical studies or clinical trials or receive regulatory approval on a timely basis, if at all.
•
Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or preclinical studies could result in increased costs to us, delay or limit our ability to receive approval for and commercialize any product candidates and generate revenue.
•
We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Use of any of our current or future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon any of our current or future product candidates, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed. Additional time may be required to obtain marketing authorizations for any product candidates that we develop as biologic-device combination products.
•
We currently, and may in the future, conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and foreign regulatory authorities may not accept data from such trials, which could materially harm our business.
•
We rely on third parties to conduct our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, any of our current or future product candidates and our ability to seek or obtain regulatory approval for or commercialize any of our current or future product candidates may be delayed.

•
We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development, which increases the risk that we will not have sufficient quantities of our current or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
•
We have entered into license and collaboration agreements, and may in the future enter into further strategic alliances, to maximize the potential of our product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We may continue to form collaborations or alliances in the future with respect to any of our current or future product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.
•
We face significant competition from entities that have made substantial investments into developing novel treatment for patients with obesity and overweight, including large pharmaceutical companies with approved therapies in our current indications, and biopharmaceutical, specialty pharmaceutical and biotechnology companies developing novel treatments and technology platforms.
•
Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.
•
Our success is dependent on our ability to attract and retain highly qualified management and other clinical and scientific personnel.
•
If we or our licensors are unable to obtain, maintain, defend and enforce patent or other intellectual property protection for any of our current or future product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any of our current or future product candidates may be adversely affected.

v

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing next-generation injectable and oral nutrient stimulated hormone ("NuSH") analog peptides to treat obesity, overweight and related conditions. Obesity and overweight are among the fastest-growing and most prevalent chronic human conditions, affecting approximately 2.5 billion people worldwide and driving a broad range of severe diseases. Currently approved NuSH analog peptides are a promising treatment option for obesity and overweight. However, the current treatment landscape exhibits several key limitations, including impediments to chronic therapy in large populations, such as administration by weekly injection, prolonged titration and tolerability issues; insufficient weight loss; lack of effective, well-tolerated oral dosing alternatives; and challenges in scaling manufacturing. We have developed and are implementing proprietary methods and platform technologies that we believe will allow us to develop and advance a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides with the potential to not only address the limitations of approved therapies, but also many of the anticipated limitations of next-generation therapies in development. We use our proprietary MINT peptide library of NuSH analog peptides alongside our Half-life Augmentation by Lipid Optimization ("HALO") half-life extending platform and our MOMENTUM oral NuSH analog peptide delivery platform to deliver highly differentiated product candidates that we are advancing into clinical trials for obesity or overweight.

We believe our product candidates have the potential to reduce the barriers to adoption as a chronic therapy, while raising the ceiling of effectiveness, and improving manufacturing scalability. Our pipeline includes clinical-stage, injectable and oral glucagon-like peptide-1 receptor agonist ("GLP-1 RA") analog peptides, a clinical-stage injectable amylin analog, as well as multiple complementary preclinical NuSH analog peptides, such as an oral amylin analog, as well as glucose-dependent insulinotropic polypeptide ("GIP") glucagon and peptide YY ("PYY") analogs that we intend to develop for injection and we anticipate will be combinable with GLP-1 RAs.

MET-097i, our most advanced product candidate, is a fully biased, monthly, subcutaneously injectable ultra-long acting GLP-1 RA that we are developing for the treatment of obesity and overweight. We have completed a Phase 1/2 clinical trial of MET-097i in the United States in participants who are obese or overweight but otherwise healthy. In September 2024, we announced preliminary results from Part A, the single ascending dose ("SAD") portion of the trial, and Part B, the multiple ascending dose ("MAD") portion of the trial, and in January 2025 we announced preliminary results from the Phase 2 (Part C) portion of the clinical trial. The preliminary data showed dose-linear pharmacokinetics ("PK") with a half-life of approximately 15 to 16 days. Mean placebo-adjusted body weight across the dose range in the Phase 2 part of the trial was 11.3% after twelve weekly doses of 1.2 mg and 7.2% after twelve weekly doses of 0.6 mg. In the MAD part of the trial, after five weekly doses of 1.2 mg, the mean change from baseline was 7.5% at day 36 (one week after the last dose), 8.1% at day 57 (four weeks after the last dose), and 7.5% at day 85 (eight weeks after the final dose), suggesting a durable pharmacodynamic ("PD") effect consistent with the observed half-life. Preliminary results of this clinical trial demonstrate that MET-097i was generally well-tolerated when dosed weekly as well as after a higher, potential monthly dose, with no treatment-related serious adverse events and no severe gastrointestinal adverse events. The five cohorts that received a potential monthly dose that was four-fold higher than the weekly dose that the participants had received in prior weeks all showed continued weight loss for four weeks after the last dose, for an arithmetic mean placebo-adjusted change from baseline in body weight of 14.2% at day 115 in the group that received a 4.8 mg dose (after receiving 12 weekly doses of 1.2 mg). We believe that the tolerability of the monthly switch, as well as the continued weight loss, support the feasibility of monthly dosing. Our 28-week, double-blind, placebo-controlled Phase 2b clinical trial of MET-097i (VESPER-1) assessing safety and efficacy at different titration-free weekly doses in participants with obesity or overweight without type 2 diabetes ("T2DM") has been fully enrolled as of December 2024 and we expect to report preliminary data from this trial in mid 2025. If the results of this study are positive, we plan to initiate a Phase 3 program in North America and various countries in Europe shortly thereafter. We have separately initiated a Phase 2b study in participants with obesity or overweight with T2DM (VESPER-2). We also plan to initiate a Phase 2b clinical trial that will evaluate the efficacy and tolerability of multiple monthly doses of MET-097i after multiple weekly doses with or without titration, for which we expect to report preliminary results by year-end 2025 or in early 2026. MET-097i is classified as a biologic and we intend to pursue its regulatory approval in the United States pursuant to a biologics license application ("BLA").

MET-233i is a subcutaneously injectable ultra-long acting amylin analog, with enhanced solubility and miscibility with our other NuSH analog peptides, that we are developing for the treatment of obesity and overweight. We plan to develop MET-233i to be administered as a monotherapy or in combination with other NuSH analog peptides, including MET-097i. Based on preclinical studies and preliminary data from the SAD portion of our ongoing Phase 1 clinical trial in MET-233i, we believe the pharmacokinetics of MET-233i support the ability to combine it with MET-097. Our Investigational New Drug application ("IND") for a Phase 1 clinical trial of MET-233i monotherapy in patients with obesity or overweight was cleared by the U.S. Food and Drug Administration (the "FDA"). We have initiated both the SAD and the MAD portions of this trial in the United States and plan to report preliminary data in mid 2025. If we are able to establish sufficient evidence of clinical safety in our MET-233i Phase 1 trial, we plan to initiate a clinical trial of MET-097i in combination with MET-233i, also in the United States, for which we would expect to report preliminary data in late 2025. We have not yet initiated any clinical trials of a combined therapy. We believe this combination product candidate is likely to be reviewed by the FDA under a BLA.

MET-224o is an oral, fully biased, ultra-long acting GLP-1 RA that we are developing for the treatment of obesity and overweight. MET-097o is an oral formulation of MET-097i and is also in development for the treatment of obesity and overweight. In vitro preclinical studies established the potency and fully biased receptor activation activity of both molecules. In in vivo head-to-head subcutaneous pharmacology studies, we have observed similar effects on body weight loss for MET-224o and MET-097i/MET-097o and in pharmacokinetic studies we demonstrated promising exposure upon oral administration for both molecules, suggesting the potential for injectable-like body weight loss with an oral therapy. In October 2024, our Clinical Trial Application ("CTA") was approved by Health Canada for a formulation optimization trial of our MOMENTUM oral peptide delivery platform using prototype compound MET-002, a predecessor peptide to MET-224o, and we have initiated dosing in that trial in Canada. In parallel to this formulation optimization trial, we plan to complete IND- and CTA-enabling studies of MET-224o and MET-097o, with a goal of allowing us to transition into clinical trials that incorporate the learnings of the MET-002 formulation optimization trial. We expect to initiate these clinical trials at sites in the United States and/or Canada, and expect to report preliminary results for MET-224o in late 2025. Based on the results of the clinical trials of MET-224o and MET-097o, we plan to select a molecule for further clinical development. We believe each of MET-224o and MET-097o will qualify as a biologic and we intend to pursue its regulatory approval in the United States pursuant to a BLA.

In addition to these programs, we have preclinical programs that are advancing several other NuSH analog peptides. These include approaches that are designed to prolong duration of exposure to potentially enable less frequent dosing and more gradual onset of NuSH exposure, such as MET-815i, as well as approaches targeting pathways complementary to the GLP-1 pathway, including an amylin analog for oral administration, as well as GIP, glucagon and PYY analogs for injection. We plan to initiate a variety of clinical trials with these product candidates. We are also developing multiple oral and injectable unimolecular multi-receptor agonists which we believe will have a half-life similar to MET-097i, which are in preclinical development. We believe that by advancing these programs, we may be able to raise the ceiling of effectiveness of obesity and overweight therapies, while further reducing barriers to chronic therapy and enhancing tolerability and manufacturing scalability.

Our product candidates include potential drugs and potential biologics. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations, and biologics under the FDCA, the Public Health Service Act (the "PHSA") and their implementing regulations. The timing and requirements for seeking regulatory approval of a drug or a biologic are similar; however, marketing approval of a drug is typically pursued under a new drug application ("NDA") and marketing approval of a biologic is pursued under a BLA. We believe there are potential benefits inherent in the biologic pathway, including that biologics may be eligible for 12 years of reference product exclusivity, while a novel compound regulated as a drug may be eligible for a shorter period of exclusivity, and biologics may receive longer exclusion from price negotiations under the Inflation Reduction Act ("IRA"). In each case, the submission of the NDA or BLA occurs after completion of the applicable pivotal trials. For a more detailed description of the drug and biologic approval processes, please see below under “Government Regulation—Review and approval of drugs and biologics in the United States.”

Our pipeline of product candidates is in early clinical and preclinical stages of development and none of our product candidates are currently approved for commercial sale. Before we can successfully commercialize a product candidate, we must complete the necessary clinical trials and preclinical studies, obtain regulatory approval and establish manufacturing and marketing capabilities. We are only in the preliminary stages of many of these activities and may never successfully complete them. Even if we are successful, we may not be able to penetrate the obesity and overweight market in a meaningful way, or at all.

Our Strategy

Our goal is to develop and deliver tolerable, effective and convenient injectable and oral therapies for the treatment of obesity, overweight and related conditions. Our portfolio includes early clinical and preclinical product candidates that we believe have the potential to outperform current approved products and development-stage product candidates on tolerability, efficacy, convenience, and scalability.

The key components of our strategy are to:

•
Advance MET-097i, our most advanced product candidate, as a monotherapy for the treatment of obesity and overweight. We are developing MET-097i to be a fully biased, monthly, subcutaneously injectable, ultra-long-acting GLP-1 RA for the treatment of obesity and overweight without dose titration or with a simplified titration scheme. We have completed a multi-arm, double-blind, placebo-controlled Phase 1/2 clinical trial of MET-097i in adults with obesity or overweight. In the Phase 2 portion (Part C) of this clinical trial, we evaluated twelve weekly doses of MET-097i at different dose levels or placebo, with escalation to a thirteenth, higher, potential monthly dose. We have initiated

VESPER-1, a 28-week Phase 2b clinical trial of MET-097i without titration to assess the safety and efficacy at different weekly doses in participants with obesity and overweight without T2DM. This trial is fully enrolled and we expect to report preliminary data in mid 2025. We have separately initiated VESPER-2, a 28-week Phase 2b study in participants with obesity or overweight with T2DM, who will receive weekly MET-097i with or without titration. We plan to initiate VESPER-3, a Phase 2b clinical trial that will evaluate the efficacy and tolerability of multiple monthly doses of MET-097i after multiple weekly doses with and without titration for which we expect to report preliminary results by year-end 2025 or in early 2026.
•
Advance MET-233i to be used as monotherapy and/or in combination with MET-097i for the treatment of obesity and overweight. We are developing MET-233i as a potent, ultra-long acting amylin analog with low fibril-forming potential to be used as monotherapy or in combination with other NuSH analog peptides, including MET-097i. We believe that amylin agonism offers a unique, non-incretin mechanism of action that can complement GLP-1 receptor agonism by producing additive weight loss effects. Additionally, we believe amylin agonism in combination with a GLP-1 RA may provide cardiovascular benefits beyond its weight loss. Based on their complementary mechanisms of action, we are developing MET-233i to be used with MET-097i as a once-weekly or once-monthly combination therapy. We have initiated a double-blind, placebo-controlled Phase 1 clinical trial of MET-233i as a monotherapy in patients with obesity or overweight. Both the SAD and MAD portions of the trial are ongoing and we expect to announce preliminary data from this trial in mid 2025. If we are able to establish sufficient evidence of clinical safety from this trial, we plan to initiate a clinical trial of MET-097i in combination with MET-233i, also in the United States, for which we would expect to report preliminary data in late 2025.
•
Advance MET-224o and MET-097o, our lead oral product candidates, and utilize our MOMENTUM platform to develop oral therapies across various NuSH pathways. We believe that oral NuSH analog peptides could meaningfully augment the treatment paradigm for obesity and overweight by offering simple route of administration preferred by many patients and consumers. We believe that data to date suggest that oral small molecule NuSH approaches have an efficacy ceiling, important half-life limitations, and an enhanced propensity to cause gastrointestinal adverse events relative to injectable peptides, whereas oral NuSH analog peptides could provide injectable-like performance on efficacy, half-life, and tolerability. We developed our proprietary MOMENTUM platform to optimize the oral absorption of NuSH analog peptides, potentially providing a meaningful reduction in API requirements and thus improving scalability and lowering manufacturing costs. Using MOMENTUM, we are developing oral peptide products across a range of NuSH pathways, including two oral fully biased GLP-1 RAs with HALO lipidation (MET-224o and MET-097o), an oral amylin analog with HALO lipidation (MET-AMYo), and unimolecular multi-receptor agonists (dual GLP-1 and GIP receptor agonists and triple receptor agonists that additionally activate the glucagon receptor), also with HALO lipidation, which are currently in preclinical development. The results of preclinical studies of MET-224o and MET-097o support our expectation that these molecules may be able to deliver injectable-like body weight loss at low dose levels that are conducive to scaled implementation. If the results in initial human studies are positive, we plan to select one of these two molecules for continued clinical development. In parallel to the IND-enabling nonclinical development of MET-224o and MET-097o, we have initiated a Phase 1 clinical trial in Canada with our prototype peptide, MET-002, to identify an optimal formulation for our oral peptide pipeline.
•
Leverage our development platform to expand and pursue our discovery portfolio. We have built a development platform, including our MINT peptide library and a suite of proprietary technologies designed to enable us to discover and optimize novel, miscible, ultra-long acting injectable and oral NuSH analog peptides. Our MINT peptide library was built upon approximately 20,000 NuSH analog peptides, which were developed through over 20 years of iterative and empirical discovery work, initially led by Professor Stephen R. Bloom at his lab at Imperial College London, by focusing the molecular design goals on solubility, miscibility, half-life and activity. The library contains an extensive portfolio of potential therapeutic peptides that we believe can be optimized using our HALO and MOMENTUM platforms to create potential mono and combination, oral and injectable therapeutics across a range of NuSH analog peptides. We are also in the early stages of developing a prodrug technology that we believe has the potential to more than double time of exposure above clinically relevant thresholds, which could offer the potential for less frequent dosing and better tolerability. We intend to leverage our suite of proprietary platforms to expand our portfolio with next-generation products and combinations.
•
Leverage our team’s extensive track record in efficient drug development. We have built an internal team with an extensive background in drug development, including efficient clinical trial execution and commercialization. While at The Medicines Company, key executives on our team designed and carried out more than 20 large-scale clinical trials that enrolled an aggregate of more than 90,000 patients, resulting in the commercial launch of eight drugs, including Angiomax and Leqvio, and 25 peer-reviewed publications in leading medical journals. During this time, The Medicines Company was ranked consistently high in CNBC’s “RQ-50” index of R&D efficiency, being the only company to be ranked in the top 5 for all five years the index has been published.

•
Establish scaled manufacturing prior to commercial launch. We believe the ability to manufacture NuSH analog peptides at commercial scale has presented a significant challenge for many drug developers, as evidenced by the recent drug shortages of Wegovy and Zepbound. We are designing our product candidates for manufacturing scalability and believe we have implemented adequate supply chain strategies to support our clinical trials and initial commercialization of our product candidates, if approved. As part of this strategy, we have entered into a supply agreement with Amneal to build a dedicated manufacturing facility that we believe will provide us with sufficient capacity to satisfy initial commercialization efforts. Amneal has demonstrated the ability to manufacture biologics, including peptides, and build complex manufacturing plants at scale. We believe our core competencies in drug development, coupled with Amneal’s extensive manufacturing capabilities, will enable efficiencies that will improve development times and costs, while also facilitating an effective and rapid commercial launch in a competitive, high-volume market, if any of our product candidates are approved.

The Obesity and Overweight Market

Obesity, overweight and related diseases represents a significant and expanding healthcare challenge, impacting a vast portion of the global population and having a dramatic economic impact. While approved, first generation injectable NuSH therapies, such as Wegovy and Zepbound, have transformed the treatment paradigm, there are several important limitations, such as the need for weekly injections, tolerability issues, an efficacy ceiling and limited manufacturing scalability. Moreover, slow progress improving oral absorption and bioavailability has discouraged development of oral NuSH analog peptides in favor of small molecules, while we believe that data to date suggest small molecule NuSH analog peptides may have lower efficacy and increased gastrointestinal side effects relative to injectable NuSH analog peptides. The positive results and commercial potential of Wegovy and Zepbound have catalyzed the development of several additional agents, which may have advantages compared to currently approved NuSH therapies. However, we believe these approaches will not solve the breadth of obstacles that prevent patients from reaching their treatment goals.

Obesity and overweight are highly prevalent, rapidly growing chronic human conditions. Obesity, defined as having a BMI of 30 kg/m2 or more, is one of the fastest growing and most prevalent chronic human conditions in the world. Individuals are considered overweight if they have BMI of at least 25 kg/m2 but less than 30 kg/m2. According to the World Health Organization, these conditions affect approximately 2.5 billion (or 43%) adults worldwide. In 2022, an estimated 16% of adults 18 years and older, or over 890 million adults across the world, were living with obesity. The CDC estimates that in 2020, obesity and overweight affected more than 70% of adults in the United States. Nearly half of Americans are projected to have obesity by 2030. Similarly, the World Health Organization estimates that approximately 60% of adults in major European markets have overweight or obesity.

Obesity and overweight are major drivers of disease and health burden. Obesity and overweight drive more than 200 diseases, including T2DM, ASCVD, MASH, OSA, heart failure, osteoarthritis and a variety of different cancers. Compared with a BMI considered in the healthy range, people with a BMI greater than 30 kg/m2 have a 2.8-fold increased risk of developing at least one obesity related disease, a 5.2-fold increased risk for two diseases, and a 12.4-fold increased risk of developing complex multimorbidity. An improved ability to treat obesity complications without tackling the obesity or overweight underlying these complications can paradoxically increase the prevalence of other conditions as individuals live longer.

A global burden of disease study published in Lancet eClinical Medicine in 2019 estimated that obesity contributed to more than 160 million disability adjusted life years lost, and an estimated five million deaths annually, and projected both of these to increase by approximately 40% by 2030.

In 2019, the economic impact of obesity and overweight in the United States was estimated to be $706 billion. This is equivalent to $2,145 per capita and 3.3% of gross domestic product ("GDP"). Direct costs and indirect costs made up 43% and 57% of total costs respectively. By 2060, economic impacts are predicted to increase to $2.6 trillion. This is equivalent to $6,699 per capita and 4.6% of GDP and represents a 3.5-fold increase in total costs.

In 2020, the economic impact of obesity and overweight in Europe was estimated to be $515 billion. This is equivalent to $553 per capita and 2.3% of GDP. Direct costs and indirect costs made up 30% and 70% of total costs respectively. By 2060, the economic impact is predicted to increase to $1.7 trillion. This is equivalent to $1,878 per capita and 3.1% of GDP and represents a 3.4 fold increase in total costs.

The Evolving Obesity and Overweight Treatment Landscape

Historically, patients’ and consumers’ ability to achieve and sustain significant weight loss was limited. For example, while lifestyle interventions can be effective, they generally lead to less than 5% body weight loss, and people tend to regain weight over time. Similarly, pharmaceutical approaches were often modestly effective and/or had cumbersome side effects. Recently, a new generation of safe and effective weight management therapies has emerged in the form of NuSH analog peptides.

Role of NuSH analog peptides in obesity and overweight treatment

Physiologically, NuSH analog peptides control meal-related increases in blood glucose through augmentation of insulin secretion and inhibition of glucagon secretion, while also limiting weight gain by reducing appetite and food intake.

Approved NuSH therapeutics have transformed chronic weight management

NuSH analog peptide therapies, specifically GLP-1 RAs, were first developed and approved for the treatment of T2D based on their ability to lower blood glucose and improve diabetes complications such as ASCVD. The profound impact on body weight in people with or without T2D, particularly at higher doses, subsequently fueled the development of NuSH therapeutics for weight management. There are currently two NuSH analog peptides that have received FDA approval for use as an adjunct to a reduced calorie diet and increased physical activity for adults with obesity or overweight—semaglutide, a GLP-1 RA marketed by Novo Nordisk as Wegovy, and tirzepatide, a fully biased, dual GLP-1/GIP RA marketed by Eli Lilly as Zepbound.

Wegovy was the first weekly NuSH analog peptide to be approved by FDA, in June 2021, for use in combination with a reduced calorie diet and increased physical activity for chronic weight management in adult patients with obesity or overweight in the presence of at least one weight-related comorbid condition. In December 2022, FDA approved Wegovy in pediatric patients aged 12 years and older with obesity. Wegovy is currently indicated in combination with a reduced calorie diet and increased physical activity to reduce excess body weight and maintain weight reduction long term in adults and pediatric patients 12 years and older with obesity, and adults with overweight in the presence of at least one weight-related comorbid condition. In 68-week randomized controlled clinical trials of Wegovy in 1,961 patients with obesity or overweight, and at least one weight-related comorbid condition (except T2D), and 807 patients with T2D and obesity or overweight, Wegovy demonstrated placebo-adjusted body weight reduction of 12.4% and 6.2%, respectively, at the highest dose. In 2024, Wegovy was approved by the FDA to reduce the risk of major adverse cardiovascular events, such as cardiovascular death or non-fatal stroke, in adults with established cardiovascular disease and either obesity or overweight, following the results from the SELECT cardiovascular outcomes trial, which demonstrated a 20% reduction in the risk of those outcomes. Additional trials, which are as of yet not reflected in Wegovy’s FDA label, have established a beneficial impact on a variety of obesity-related diseases including osteoarthritis and HFpEF.

Zepbound was subsequently approved by FDA in November 2023 as an adjunct to a reduced-calorie diet and increase physical activity for chronic weight management in adults with obesity or overweight in the presence of at least one weight-related comorbid condition, except Zepbound has not been approved in pediatric patients. In 72-week randomized controlled clinical trials of Zepbound in 2,539 adult patients with obesity or overweight, and at least one weight-related comorbid condition (except T2D), and 938 adult patients with T2D and obesity or overweight, Zepbound demonstrated placebo-adjusted body weight reduction of 17.8% and 11.6%, respectively, at the highest dose. In trials not currently reflected in Zepbound’s FDA label, the drug has been shown to positively impact sleep apnea, osteoarthritis, MASH and HFpEF.

As a result of their significant impact on weight loss and potential applications in a variety of other diseases, the GLP-1 RA market is expected to grow rapidly in the future. Third-party market research reports estimate that GLP-1 RAs represented approximately $36 billion in global sales in 2023 and could reach $170 billion by 2030. Based on third-party market research reports and reported sales by Novo Nordisk and Eli Lilly, we estimate that approximately $32 billion of global GLP-1 RA sales occur in the North American and major European markets.

Limitations of approved GLP-1 RA-based treatments for obesity

Despite the transformative nature of Wegovy and Zepbound, we believe that the market for NuSH therapeutics is in its early days, and that realizing the full individual, societal, and market potential of this technology requires the development of therapeutics that meet the needs of more people, with fewer obstacles. Currently, the utilization of these two therapeutics remains limited to approximately 6% of the eligible population. We believe this is attributable to a number of key limitations, including:

•
Not conducive to chronic therapy. Trials with Wegovy and Zepbound have demonstrated that patients who discontinue therapy rapidly regain much of the body weight they lost while they were on therapy. Sustained weight loss over multiple years is required to derive the full potential health benefit of weight loss, and most patients will therefore have to remain on a GLP-1 RA chronically. However, inherent limitations of available therapies contribute to discontinuation rates as high as 52.9% after one year of treatment. These limitations include:
•
Need for weekly injections. Wegovy and Zepbound are both administered through weekly injections. We believe that the anticipation of chronic, weekly injections may be a deterrent to initiation of therapy for patients who would otherwise benefit, and may contribute to high discontinuation rates among patients who have started therapy. Studies in other therapeutic areas have shown that chronic therapies that require administration through weekly injections are associated with poor adherence and persistence, while monthly administration is associated with improved adherence and persistence.
•
Prolonged, complex titration. Wegovy and Zepbound both require complex and prolonged titration schemes to reduce the occurrence of gastrointestinal adverse events such as nausea, vomiting, and diarrhea. In the case of Zepbound, the highest maintenance dose of 15.0 mg is not reached until four months and requires five titration steps. As with many therapeutics used chronically, patients or their healthcare providers may choose or be forced to discontinue dosing of a NuSH therapeutic from time to time. To reduce the occurrence of gastrointestinal symptoms, patients may have to repeat the titration process, or re-titrate, each time two or more doses are missed. We believe that the burden imposed by the need to re-titrate after brief interruptions in therapy contributes to high discontinuation rates, and thereby prevents people from achieving sustained body weight loss. In addition, the complexity of the titration schemes introduces the risk of dosing errors.
•
Poor tolerability. Wegovy and Zepbound are associated with gastrointestinal side effects that may be problematic for patients. These side effects are often most pronounced during the initial titration period, and can also be present at elevated levels when re-starting therapy after (brief) dose interruptions. Wegovy was evaluated for safety in three randomized, double-blind, placebo-controlled clinical trials that included 2,116 adult Wegovy-treated patients with obesity or overweight. In these clinical trials, at the highest dose, 44% of patients experienced nausea and 24% of patients experienced vomiting. In addition, Zepbound was evaluated for safety in a pool of two randomized, double-blind, placebo-controlled clinical trials that included 2,519 adult Zepbound-treated patients with obesity or overweight. In these trials, at the highest dose, 28% of patients experienced nausea and 13% experienced vomiting. A Phase 2 trial of CagriSema, a combination of semaglutide and cagrilintide, an amylin analog under development by Novo Nordisk, demonstrated that gastrointestinal side effects occurred more frequently in people treated with CagriSema than in people treated with semaglutide or with cagrilintide alone. We believe that therapies with improved tolerability profiles may help more patients achieve their treatment goals and improve persistence and adherence to therapy. For example, in a study published in Diabetes, Metabolic Syndrome and Obesity in 2017, approximately 64% of patients reported tolerability (“made me feel sick”) as their top reason for discontinuing use of their GLP-1 RA.
•
Insufficient weight loss. In people with obesity or overweight without T2D and at least one weight-related comorbid condition, Zepbound has been observed to lower body weight by a mean of 17.8% on a placebo-adjusted basis and Wegovy has been observed to lower body weight by a mean of 12.4% on a placebo-adjusted basis. While this weight loss is transformative by historical standards, a substantial proportion of patients will need more weight loss to achieve a healthy BMI and to optimally address obesity-related morbidity. For example, on average a 17.8% body weight reduction is insufficient to bring people with a BMI greater than 30.4 kg/m2 to a healthy BMI (defined as less than 25 kg/m2), suggesting that this level of weight loss may be insufficient for a majority of the obese population. In addition, recent clinical trials in patients with obesity and MASH, OSA, and HFpEF demonstrated the greatest impact on disease outcomes among people who lost at least 20% of their body weight.
•
Lack of effective, well-tolerated oral dosing alternatives. We believe that slow progress improving oral absorption and bioavailability, and the consequently high API requirements and scalability issues, have discouraged development of oral NuSH analog peptides in favor of non-peptidic (so-called “small molecule”) oral drug candidates for weight loss. Nonetheless, data to date for multiple small molecule NuSH analogs suggest that efficacy may be lower, that half-life may be substantially shorter and that gastrointestinal side effects may occur more frequently than for NuSH analog peptides. For example, in a Phase 2 clinical trial of orforglipron, a small molecule GLP-1 RA under development by Eli Lilly, up to one in five patients discontinued from certain cohorts due to adverse events, a majority of which were gastrointestinal in nature, and 29% experienced vomiting in the highest dose arm. In addition, the potential complexity of manufacturing small molecule NuSH analogs and the significant API requirements for an effective dose may mitigate their theoretical manufacturing cost and scalability advantages for some small molecules relative to oral peptides.
•
Challenges in scaling to large populations. The high prevalence of obesity and overweight, and the broad interest in approved NuSH analog peptides, have contributed to drug shortages for Wegovy and Zepbound. Moreover, the scalability of weekly NuSH analog peptide injectables may be limited by fill-finish capacity and devices, while the scalability of oral NuSH analog peptides may be limited by large drug substance requirements. For example, the 18.25 grams of peptide drug substance required to serve a single patient for one year on a 50 mg daily maintenance dose of oral semaglutide

(which is the dose studied in the Phase 3 OASIS trials) could be used to serve 146 patients for one year on a 2.4 mg weekly maintenance dose of injectable semaglutide.

The future treatment landscape

The positive results of trials of Wegovy and Zepbound have led Eli Lilly, Novo Nordisk, and several other companies to initiate development of additional molecules for the treatment of obesity and overweight. These molecules can be broadly grouped as:

•
GLP-1 RA combinations targeting novel NuSH pathways, such as amylin with Novo Nordisk’s CagriSema or glucagon with Eli Lilly’s retatrutide;
•
new versions of GLP-1/GIP RA combinations, such as Roche’s CT-388 and Viking Therapeutics’ VK2735;
•
oral small molecule GLP-1 RAs, such as Eli Lilly’s orforglipron;
•
oral peptide GLP-1 RAs, such as Novo Nordisk’s oral semaglutide and Viking Therapeutics’ oral VK2735; and
•
non-GLP-1 RA mechanisms.

We believe that early data from some of these agents suggest that they have meaningful advantages compared to currently approved NuSH analog peptides, yet are unlikely to address the previously described limitations comprehensively.

We believe that Phase 2 results for CagriSema and retatrutide suggest that these therapeutic candidates may achieve body weight loss exceeding approved agents. For example, in a 32-week, double-blind Phase 2 clinical trial of CagriSema, semaglutide and cagrilintide in patients with T2D and obesity or overweight, body weight loss at Week 32 was 15.6% in 31 patients treated with CagriSema and 5.1% in 31 patients treated with semaglutide. In this trial, CagriSema was administered weekly after a titration period. Gastrointestinal adverse events occurred more frequently in patients treated with CagriSema (58%) than in patients treated with semaglutide (32%). Preliminary results from a Phase 3 trial of CagriSema, as reported on December 20, 2024, showed a mean change from baseline in body weight of 22.7%. In this trial, the proportion of participants who received the top dose was lower for the combination arm than for the arms receiving semaglutide or cagrilintide.

Early results in clinical trials of other GLP-1/GIP RA combinations, such as CT-388 and VK2735, suggest that these compounds may likewise lead to improved body weight loss earlier in therapy; however, the maximum weight loss delivered by these compounds at steady state has yet to be established. For example, at Week 13, participants in the Phase 2 VENTURE trial of VK2735 experienced placebo-adjusted weight loss ranging up to 13.1%. Similarly, in a 24-week study of CT-388, participants experienced mean placebo-adjusted weight loss of 18.8%. In these trials, vomiting rates at the highest dose levels were 29% and 75%, respectively. Participants in these studies received weekly doses after a titration period that was shorter than that of approved agents.

Importantly, few injectable NuSH analog candidates in development have a half-life substantially longer than that of semaglutide (168 hours) or tirzepatide (120 hours). For example, VK2735 has a reported half-life of 170 to 250 hours, while CT-388 has a reported half-life of 150 hours, and retatrutide has a reported half-life of 144 hours. Amgen’s AMG-133, or MariTide, a GIP antagonist monoclonal antibody conjugated to a GLP-1 RA peptide, is an exception, with a human half-life of the intact molecule ranging from 343 to 396 hours. We believe AMG-133 is the only NuSH candidate in late-stage clinical development with a potential once-monthly dosing regimen. However, AMG-133 requires substantially more drug substance than peptide-based NuSH therapeutics (up to 420 mg per monthly dose, versus up to 15 mg per weekly dose for approved peptides).

Clinical trials with oral small molecule GLP-1 RAs to-date suggest that these drugs could be able to produce meaningful body weight loss with daily oral dosing. In the Phase 2 clinical trial of orforglipron in patients with obesity or overweight, and at least one weight-related coexisting condition (except T2D), placebo-adjusted body weight loss at the highest dose was 12.4% at week 36. However, up to one in five patients discontinued from certain cohorts due to adverse events, a majority of which were gastrointestinal in nature.

Clinical trials with oral GLP-1 RA-based peptides, including oral semaglutide, approved for T2D as Rybelsus, and oral VK2735, have shown weight loss and tolerability comparable with injectable GLP-1 RA peptides, albeit at high daily doses relative to the injectable forms of these peptides. The maintenance dose of oral semaglutide for weight loss studied in the Phase 3 OASIS trials is 50 mg per day, or 18.25 grams per year—roughly 146 times more peptide drug substance than the maintenance dose of injectable semaglutide for weight loss. The highest tested dose of oral VK2735 in Phase 1 clinical trial was 100 mg per day. We believe these high drug substance requirements may limit the scalability of current oral peptide approaches relative to injectable approaches.

We are aware of several non-GLP-1 RA mechanisms that have entered clinical development. These include non-NuSH therapeutics and NuSH analog peptides without a GLP-1 RA backbone, such as petrelinitide, which is an investigational long-acting amylin analog under development by Zealand Pharma. While these alternative approaches may provide benefits to a subset of patients, we believe that the large body of evidence supporting the utility of GLP-1 RA based approaches justifies the development of differentiated GLP-1 RAs, and the development of non-GLP-1 RA mechanisms in combination with a GLP-1 RA backbone.

We believe that while the positive results of trials of Wegovy and Zepbound have sparked the development of several additional approaches, most of these approaches will not solve the unmet need for therapies that enable patients to reach their treatment goals with fewer obstacles—including solutions that facilitate chronic therapy through more convenient dosing schemes and better tolerability, have greater efficacy, and are scalable.

Our Approach

We have developed and are implementing proprietary methods and platform technologies that we believe will enable us to develop and advance a broad, scalable and combinable portfolio of NuSH analog peptides with the potential to address the limitations of currently approved therapies and the anticipated limitations of next-generation therapies. These proprietary methods and technologies include our MINT peptide library, our HALO platform and our MOMENTUM oral NuSH analog peptide delivery platform. We believe these methods and platform technologies enable us to develop therapeutic candidates that are conducive to chronic therapy in large populations by reducing the need for titration, permitting monthly injectable dosing and improving tolerability, as well as providing a path for scalable oral administration of a NuSH analog peptide.

Our MINT peptide library

Our MINT peptide library was built upon approximately 20,000 NuSH analog peptides, which were developed through over 20 years of iterative and empirical discovery work, initially led by Professor Stephen R. Bloom at the Imperial College London. Dr. Bloom’s work laid the foundation for understanding how to modify and optimize NuSH analog peptide structures for potential therapeutic use.

During the optimization process for our product candidates, we focus on four molecular characteristics simultaneously:

•
In vivo activity. We test our NuSH analog peptides in vivo, including head-to-head comparisons with leading marketed products and development candidates, to select product candidates that we believe can be highly competitive therapeutics.
•
In vivo half-life. We systematically test amino acid substitutions and lipidation along the complete NuSH analog peptide sequence of each candidate, seeking albumin binding characteristics which yield ultra-long half-lives matching our GLP-1 RA analogs.
•
Solubility. We make selective amino acid substitutions designed to increase the solubility of our NuSH analog peptides across a broad range of pH.
•
Miscibility. We screen NuSH analog peptides in vitro for their ability to maintain solubility and activity when combined.

By engineering for these four characteristics, we aim to produce NuSH analog peptide candidates that are combinable in a single syringe, ultra-long acting (which is intended to enable simplified titration, monthly dosing, improved scalability and potentially superior tolerability) and potent (which is intended to enable competitive efficacy at low doses and further optimizing scalability).

Foundational to our efforts to enhance in vivo activity is receptor bias. The GLP-1 receptor belongs to the class of G protein-coupled receptors ("GPCRs"). When GLP-1 binds to the GLP-1 receptor, the receptor activates the cyclic adenosine monophosphate ("cAMP") signaling pathway. ß-arrestin is also recruited to the receptor upon activation, which then diminishes cAMP signaling through desensitization and downregulation of the receptor, typically resulting in reduced activity. Recent studies have shown that a biased GLP-1 RA that activates the cAMP pathway with minimal to no ß-arrestin recruitment resulted in enhanced receptor activation and in vivo effectiveness. In an effort to maximize the therapeutic window of our product candidates, we design our NuSH analog peptides to preferentially activate the cAMP pathway while having minimal to no ß-arrestin recruitment.

We believe the solubility and miscibility of our NuSH analog peptides allow us to combine different peptides targeting different NuSH pathways to achieve favorable therapeutic outcomes. In preclinical studies, we are currently targeting four complementary NuSH analogs that we believe can be combined with a GLP-1 RA: amylin, GIP, glucagon and PYY. Combinations under study include GLP-1/amylin, GLP-1/GIP/amylin and GLP-1/GIP/glucagon/amylin. We have not yet initiated any clinical trials of a combination therapy.

Our HALO platform

Our HALO platform was designed to deliver NuSH analog peptides with ultra-long half-lives. Native GLP-1 has a half-life measured in minutes. Currently approved and late-stage pipeline NuSH analog peptides, such as semaglutide and tirzepatide, have half-lives of roughly one week and five days, respectively, as shown in the table below. This prolongation was achieved by reversible binding to albumin through fatty acid and linker combinations ("lipidation"), at Lys-26 (hGLP-1 numbering) in the peptide sequence. However, installing a lipid at interior amino acid positions has the potential to interfere with receptor activation, and certainly prevents simultaneous binding of peptide to target and plasma proteins. We believe this design limits the ability to simultaneously optimize the receptor activation and albumin binding.

Reported Half-lives of Native GLP-1 and NuSH Analog Peptides

Asset	Target	Half-life (hr)
Native GLP-1	GLP-1	Minutes
Liraglutide	GLP-1	13
Tirzepatide	GLP-1, GIP	120
Retatrutide	GLP-1, GIP, GCG	144
CT-388	GLP-1, GIP	150
Semaglutide	GLP-1	168
Cagrilintide	Amylin	159-195
VK-2735	GLP-1, GIP	~170-250
Petrelintide	Amylin	230
ZT-002	GLP-1	260-273
MET-097i	GLP-1	~380
AMG-133 (MariTide)	GLP-1, GIP antag.	343-396*

* Represents the half-life of the intact molecule, calculated hours based on the reported 14.3-16.5 days

Like others, we also make selective amino acid substitutions throughout the NuSH analog peptide sequence that influence the peptide’s conformation. However, our HALO platform uses lipidation at the C-terminal or N-terminal of our product candidates, allowing peptides to bind simultaneously to albumin and the drug target, resulting in reduced clearance and potential half-life extension beyond those achieved by currently available NuSH analog peptides. Our differentiated approach that includes our ability to extend the half-life of our product candidates is depicted below.

HALO Lipidation Enhances Half-life

In addition to strategic lipid placement, we also make selective amino acid substitutions throughout the NuSH analog peptide sequence that influence the peptide’s conformation, reducing susceptibility to metabolism and degradation, thereby potentially further extending the half-life.

In our completed Phase 1/2 clinical trial of MET-097i, MET-097i demonstrated a half-life of approximately 15 to 16 days, which we believe is the longest of any NuSH analog peptide in development and approximately three-fold longer than the half-life of tirzepatide and two-fold longer than the half-life of semaglutide. The figure below depicts the PK profile of MET-097i in the SAD trial. The results showed dose-proportional PK with an approximately 380-hour half-life with modest variability as reflected by the standard deviation ("SD").

Pharmacokinetic Profile of a Single Dose of MET-097i

We have applied the HALO platform systematically across all of our peptides in development, and comparative preclinical data in validated animal models suggests that MET-233i (amylin analog), MET-034i (GIP RA) and MET-224o (oral GLP-1 RA) all exhibit a similar half-life to MET-097i.

By significantly increasing the half-life of our NuSH analog peptides, we believe we can:

•
Reduce dosing to once monthly. We believe that MET-097i’s 15- to 16-day half-life will support monthly maintenance dosing—a potential benefit which is unique among all NuSH analog peptides that we are aware of currently in development.
•
Simplify or eliminate titration schemes. With weekly administration, MET-097i plasma concentrations accumulated approximately four-fold before reaching steady state, with no change in dose. We believe this may simplify or eliminate the need for titration, providing a simple and convenient option relative to the titration schema of currently approved NuSH analogs.
•
Improve tolerability. Dosed weekly, MET-097i exhibited lower trough-to-peak variability in plasma concentration versus semaglutide and tirzepatide. Many experts believe this intra-week and inter-dose variability is a primary driver of the tolerability challenges of existing NuSH analogs. Although the frequency and severity of tolerability issues may differ between agents, we believe such issues to be a class effect and have observed TEAEs, such as nausea and vomiting, in our clinical trial for MET-097i. All treatment-related TEAEs were mild or moderate in severity, with gastrointestinal-related TEAEs being the most common.
•
Improved scalability. For both oral and injectable therapies, a longer half-life enables more pharmacological effect with less API on an ongoing basis. We believe the longer half-life of our product candidates should enable us to improve scalability and reduce manufacturing costs by significantly reducing the amount of API required for a therapeutic dose. These benefits are particularly impactful for our oral platform and product candidates, where every doubling of the half-life halves the required dose of a daily oral peptide.

Our MOMENTUM platform

Our MOMENTUM platform utilizes multiple technologies to increase the oral bioavailability of our NuSH analog peptides via the following strategies:

•
Amino acid substitution. We use amino acid substitution with a combination of natural and unnatural amino acids throughout our peptide sequences to reduce pH-related instability and enzymatic metabolism in the gastrointestinal tract.
•
Enteric coatings. We use enteric coatings to preserve stability of active pharmaceutical substance in the acidic environment of the stomach and dissolve in the part of the intestine where permeability is highest.
•
Absorption enhancers. We use enhancers and stabilizers to promote absorption in the small intestine. Absorption enhancers for enteric coated peptides have been shown to deliver 2% to 4% bioavailability in humans.
•
Biotinylation. We attach biotin to selective amino acids on the peptide sequence to enable active transport, via the sodium multivitamin transport transporter, of our NuSH analog peptides through intestinal cell membranes. Biotintylation has been shown to improve absorption of peptides in animal models by 50% to 100% relative to enterically coated peptides with absorption enhancers alone.

Key Elements of the MOMENTUM Platform

We apply the above strategies, alone and/or in combination, to each of our NuSH analog peptides to develop an optimized oral delivery mechanism. We believe the effect of such process can produce human bioavailability substantially greater than that of Rybelsus, which is a co-formulation of semaglutide with Novo Nordisk’s transcellular permeation enhancer, sodium N-(8-2-hydroxybenzoyl amino) caprylate, and which has been reported to have a bioavailability of 0.4% to 1.0%. In the context of a daily oral therapeutic, a doubling of half-life translates approximately to a halving of the daily dose, and a corresponding halving of required peptide material per patient per year.

Anticipating manufacturing scalability

For our oral pipeline, the combined effect of the substantial improvements in potency, half-life, and bioavailability through our MINT, HALO, and MOMENTUM platforms, respectively, is a potential 92% reduction in the total peptide drug substance required to deliver competitive therapeutic effect, and a corresponding 92% reduction in required manufacturing capacity and cost of drug substance manufacturing. We believe this reduction enables a scalability and cost of goods for our oral product candidates that is comparable to or better than that of multiple non-peptidic, small molecule GLP-1 RAs in development, but with the critical efficacy and tolerability advantages afforded by peptides over small molecules.

The following chart illustrates the effect on human dose requirements from the potential improvements we believe we can accomplish in half-life, potency, and bioavailability relative to oral semaglutide.

Human Dose Projections for Our Oral NuSH Analog Peptides

Similar manufacturing scalability advantages are anticipated in our injectable products driven by anticipated half-life and potency advantages arising from our HALO platform and peptide engineering processes. For example, in the Phase 2 part of our ongoing Phase 1/2 clinical trial of MET-097i, twelve weekly doses of 1.2 mg demonstrated a mean placebo-adjusted body weight loss of 11.3%. Moreover, a monthly dosing profile for MET-097i implies a 75% reduction in the quantity of disposable injector devices relative to the weekly devices that are used for currently approved obesity NuSH analog peptide. We believe these advantages, both in terms of the quantity of drug substance and the number of disposable injectors, may result in significant manufacturing cost and scale advantages for MET-097i, and for other HALO-lipidated injectables in our portfolio.

Our Pipeline and Programs

Our goal is to develop a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides for the treatment of obesity, overweight and related conditions. We believe our product candidates have the potential to reduce the barriers to adoption as a chronic therapy, while raising the ceiling of effectiveness, and improving manufacturing scalability. Our pipeline includes clinical-stage, injectable and oral GLP-1 RA analog peptides, as well as a clinical-stage injectable amylin analog, and multiple complementary preclinical NuSH analog peptides, such as an oral amylin analog, as well as GIP, glucagon and PYY for injection, that we believe can be combined with GLP-1 RAs to potentially optimize efficacy, tolerability and quality of weight loss. Our current pipeline of product candidates is summarized in the table below.

Our ultra-long acting GLP-1 RA and amylin NuSH analog peptide programs

We believe that while approved NuSH analog peptides have transformed the treatment of obesity and overweight, they may not be conducive to chronic therapy in large populations due to the need for weekly injections, prolonged and complex titration schemes, and poor tolerability. Moreover, they appear to have a ceiling of effectiveness that results in insufficient weight loss for many patients and they may not be scalable to large populations. We believe that a majority of late-stage NuSH pipeline candidates may face similar limitations.

Injectable product candidate design principles

We are designing our injectable product candidates to address the key limitations of currently approved NuSH analog peptides. Central to these design objectives are potency, durability and solubility and miscibility to potentially enable co-formulation of assets with different mechanisms.

1.
Potency: We design and select our product candidates based on potency using our MINT peptide library of NuSH analog peptides that we further engineer in an effort to maximize effectiveness and minimize drug substance requirements. For example, we engineered MET-097i to be fully biased towards cAMP recruitment over ß-arrestin. Recent studies have demonstrated that biasing the signaling of GLP-1 RAs toward cAMP over ß-arrestin reduces internalization of the GLP-1 receptor, which improves the signaling activity of GLP-1 RAs over time. Several GLP-1/GIP RAs, including tirzepatide, are biased toward cAMP recruitment, and have been shown in head-to-head clinical trials to exhibit superior clinical efficacy versus semaglutide, which is not biased.
2.
Durability: We systematically apply our HALO platform to our injectable NuSH analog peptides to enhance half-life, potentially supporting differentiated, convenient dosing regimens conducive to chronic therapy in large populations. For example, we believe the long half-life of our injectable molecules could provide the ability to dose monthly, as well as the ability to dose weekly without titration, in turn reducing the burden of re-titration with intermittent therapy. Our HALO approach includes placement of a lipid tail to the N-terminus or C-terminus of the peptide sequence with a proprietary lipidation technology, enabling simultaneous binding to albumin and to the GLP-1 receptor, without dissociation. We have shown that this approach delivered significant enhancements to in vivo half-life and durability relative to conventional lipidation approaches, such as those used in semaglutide, tirzepatide and many other NuSH analog peptides, which require dissociation from albumin to bind to the GLP-1 receptor. Furthermore, through our engineering process, we modified MET-097i’s peptide sequence to deliver increased intrinsic stability in vivo through reduced susceptibility to enzymatic degradation, potentially further enhancing durability while preserving other characteristics.
3.
Solubility and miscibility: Through our MINT peptide library and engineering process, our injectable peptides are modified to enhance the solubility and stability through the introduction of side chain modifications that change the overall charged nature of the peptide, as well as intra-peptide salt bridges. These modifications allow solubility across a broad pH range as well as intrinsic stability in solution, which in turn simplifies formulation requirements and enables combinability with our other NuSH analog peptides with complementary mechanisms of action.
4.
BLA eligibility: MET-097i has a molecular length that makes it BLA-eligible with the FDA. Based on regulatory guidelines, we believe the combination of MET-097i with MET-233i and some of our other peptides will also be BLA-eligible.

We have applied the above principles to all of our development-stage injectable product candidates.

MET-097i: a fully biased, monthly, subcutaneously injectable ultra-long acting GLP-1 RA

We are developing MET-097i for the treatment of obesity and overweight as a fully biased, subcutaneously injectable, ultra-long acting GLP-1 RA, to be administered as both a monotherapy and as the backbone for our combination products. Based on the preclinical and clinical data we have generated to date, we believe MET-097i has the potential to be a scalable GLP-1 RA monotherapy with effectiveness comparable to tirzepatide, and uniquely versatile dosing options—including monthly dosing, and weekly dosing without titration or with simplified titration schemes. However, MET-097i is in early stages of development, we have not conducted head-to-head clinical trials of MET-097i against any approved products, and we cannot assure you that MET-097i, if approved, will outperform any existing approved products.

We have completed dosing in a multi-arm, double-blind, placebo-controlled Phase 1/2 clinical trial of MET-097i in patients with obesity or overweight without T2DM. In this trial, we have generated data evaluating the safety and tolerability of MET-097i in 194 patients (excluding placebo). This includes the Phase 2 part (Part C) of the trial, which included 120 participants (100 on MET-097i) and was designed to assess MET-097i’s effect on body weight loss at day 85 (one week after the twelfth dose), as well as safety and tolerability. Participants in the Phase 2 part of the trial received 12 weekly doses of MET-097i. The twelve weekly doses were followed by a single higher dose at week 13, which could potentially be used for monthly dosing. We have announced preliminary results from the Phase 1 and 2 portions of this clinical trial.

We have initiated VESPER-1, a Phase 2b clinical trial evaluating efficacy, safety and tolerability of MET-097i in obese or overweight patients across a range of weekly doses with a dosing period of 28 weeks. We have also initiated VESPER-2, a 28-week Phase 2b study in people with overweight or obesity and T2DM.

We separately plan to initiate VESPER-3, a Phase 2b clinical trial that will evaluate the efficacy and tolerability of multiple monthly doses of MET-097i after weekly dosing.

MET-097i design

MET-097i was engineered by systematically applying our design principles, including specific amino acid modifications to create a fully biased GLP-1 RA, application of the HALO lipidation platform to confer ultra-long acting half-life, and optimization of solubility and miscibility to facilitate drug formulation and combinability with other portfolio NuSH analog peptides.

Preclinical results

In vitro signaling studies to confirm biased receptor agonism

To evaluate the activity and selectivity of MET-097i at the GLP-1 receptor, we measured cAMP signaling and ß-arrestin recruitment in human cell lines overexpressing GLP-1 receptors, with native GLP-1 and semaglutide as comparators. As reflected in figures below, unlike native GLP-1 and semaglutide, MET-097i fully activated the cAMP pathway, but induced minimal to no recruitment of ß-arrestin. We believe these results suggest that MET-097i is a potent, fully biased GLP-1 RA.

cAMP and ß-arrestin Signaling of Native GLP-1, Semaglutide and MET-097i

cAMP
βArr2
%max
100
75
50
25
0
-14
-12
-10
-8
-6
-4
Log [agonist] (M)
Native GLP-1
Semaglutide
MET-097i

In vivo PK studies highlight MET-097i’s durability

Multiple in vivo experiments have shown a long half-life for MET-097. In one study, pigs received a single subcutaneous dose of MET-097i (co-formulated and co-administered with MET-233i, MET-034i and MET-067i). In this study, we demonstrated a half-life of 99 hours for MET-097i, highlighting the half-life benefits conferred by HALO lipidation. In our Phase 1/2 clinical trial of MET-097i, MET-097i demonstrated that this half-life translated to a human half-life of approximately 380 hours, or 15 to 16 days.

Pharmacokinetic Profile of MET-097i in Pigs

Concentration (ng/mL)
1000
100
10
1
8
24
48
72
96
120
144
168
192
216
240
264
Time (hr)
MET-097i 50 μg/kg

Phase 1/2 clinical trial of MET-097i

We have completed a multi-arm, double-blind, placebo-controlled Phase 1/2 clinical trial of MET-097i . The primary objectives of this clinical trial were to evaluate the efficacy, safety and tolerability of MET-097i in adult patients with obesity and overweight.

This trial had three parts. Part A consisted of SAD cohorts of MET-097i or placebo, and Part B consisted of MAD cohorts of MET-097i or placebo. Part C evaluated the effects of five different once-weekly MET-097i dose-regimens (four with titration and one without titration) after 12 weeks, compared to placebo, and also evaluated the tolerability of a thirteenth higher, potential monthly dose compared to placebo.

The primary endpoints of Part A and Part B were selected to characterize the safety and tolerability of MET-097i, including assessment of AEs, vital signs, 12-lead electrocardiogram ("ECG"), physical examination, clinical laboratory evaluations, glucose monitoring, and assessment of injection site reactions. The secondary endpoints of both Part A and Part B were PK-related, based on measures such as maximum observed concentration ("Cmax") time of maximum observed concentration (for Part A only), area under the concentration versus time curve ("AUC") elimination of half-life ("t1/2") and average concentration over the dosing interval ("Cavg") (for Part B only). The primary endpoint of Part C was the percent change from baseline in bodyweight after 12 weekly doses (at day 85). The secondary endpoints were selected to characterize the safety and tolerability of MET-097i based on measures including occurrence, severity and relatedness of TEAEs, as well as the assessment of MET-097i’s PK profile.

The overall design of the trial is outlined in the following figure.

Phase 1/2 Clinical Trial Design of MET-097i

* One cohort received 4 weekly doses of 0.8 mg followed by a single 1.6 mg dose, five cohorts received 5 weekly doses between 0.2 mg and 1.2 mg without titration

# One cohort received titrated 0.4 mg, 0.8 mg, and 1.2 mg weekly for 12 weeks, four cohorts received doses between 0.6 mg and 1.2 mg weekly for 12 weeks without titration

Part A: single ascending dose cohorts

A total of 60 participants were enrolled in seven SAD cohorts (Part A), with six to eight participants in each cohort receiving MET-097i doses ranging from 0.16 mg to 1.6 mg. A total of 15 participants received placebo across all cohorts. In these cohorts, MET-097i was found to be generally well-tolerated. The most frequent TEAEs were gastrointestinal-related, consistent with the incretin therapeutic class. The occurrence of gastrointestinal-related TEAEs was dose-dependent, ranging from approximately 20% to 25% in both the placebo and the lower MET-097i dose groups to 100% in the MET-097i 1.6 mg dose group. We believe these data suggest that the SAD cohorts appropriately explored the dose range based on the tolerability of a single dose. The severity of three nausea events in the SAD cohorts was classified as “moderate” (two in the 1.6 mg dose group and one in the 1.2 mg dose group) with no gastrointestinal-related TEAEs classified as “severe” by the investigator. There was one serious TEAE, a perirectal abscess, which was deemed by the investigator to be unrelated to study medication. Dose-dependent body weight loss was observed with a mean reduction from baseline of 4.4% (SD=2.2) four weeks after a single 1.6 mg single dose, and body weight persisted through the end of follow-up.

SAD PK

PK analysis following a single dose of MET-097i showed linear PK with low variability and a half-life of approximately 380 hours, or 15 to 16 days, as shown in the figure below.

Pharmacokinetic Profile of a Single Dose of MET-097i

Part B: multiple ascending dose cohorts

A total of 62 participants with obesity or overweight were enrolled in six MAD cohorts (B1 through B6), with eight or nine participants receiving MET-097i doses ranging from 0.2 mg to 1.2 mg. In cohorts B1 through B5, participants were dosed five times without titration. In Cohort B6, a dose of 0.8 mg was administered weekly for four weeks, followed by a 1.6 mg dose, to provide an initial indication of the development of tolerance to gastrointestinal side effects. This provides support for the concept of inducing tolerance to gastrointestinal side effects with a well-tolerated weekly regimen before stepping up to a higher monthly maintenance dose. A total of 13 participants received placebo.

Demographics and baseline characteristics for the MAD portion of the trial are shown in the table below. Overall, pooling active and placebo groups across cohorts, baseline characteristics known to be associated with response to GLP-1 RAs were found to be balanced between participants who received MET-097i and those who received placebo, with an average BMI of approximately 32 kg/m2 and an approximately 50:50 male-to-female ratio.

Demographics of MAD Portion of the Phase 1/2 Trial of MET-097i

Tolerability

The treatment-related TEAEs we observed in the MAD portion of the trial were all mild or moderate in severity, with gastrointestinal-related TEAEs being the most common, which is consistent with the incretin class. As summarized in the table below, of the gastrointestinal-related TEAEs, vomiting and nausea were the most common and were dose-dependent, with the majority being mild and transient.

Gastrointestinal TEAEs in the MAD Portion of the Phase 1/2 Trial of MET-097i

Placebo	MET097i					
	(N=13)	**0.2 mg** (N=8)	**0.4 mg** (N=8)	**0.8 mg** (N=8)	**1.0 mg** (N=8)	**1.2 mg** (N=9)	**0.8mg / 1.6mg*** (N=8)
Parameter	n (%)	n (%)	n (%)	n (%)	n (%)	n (%)	n (%)
Gastrointestinal TEAEs	4 (30.8)	2 (25.0)	5 (62.5)	3 (37.5)	8 (100.0)	8 (88.9)	4 (50.0)
Nausea	3 (23.1)	0	2 (25.0)	3 (37.5)	8 (100.0)	7 (77.8)	4 (50.0)
Mild	3 (23.1)	0	2 (25.0)	3 (37.5)	8 (100.0)	7 (77.8)	4 (50.0)
Moderate	0	0	0	0	0	0	0
Severe	0	0	0	0	0	0	0
Vomiting	0	0	2 (25.0)	1 (12.5)	4 (50.0)	3 (33.3)	2 (25.0)
Diarrhea	0	1 (12.5)	0	0	2 (25.0)	0	0

***0.8mg (4 doses)–>1.6mg (5th dose)**
N represents the number of treated participants; Participants are summarized under their maximum severity for Nausea.

Notably, rates of vomiting TEAEs declined after the first week, suggesting the rapid onset of tolerance. We observed only one gastrointestinal-related TEAE upon doubling the dose in week five in cohort B6.

The figure below summarizes the timing of vomiting TEAEs.

Onset of Vomiting TEAEs in the MAD Portion of the Phase 1/2 Trial of MET-097i

Pooled PBO	MET097i					
	N=13	**0.2 mg** N=8	**0.4 mg** N=8	**0.8 mg** N=8	**1.0 mg** N=8	**1.2 mg** N=9	**0.8mg / 1.6mg*** N=8
Week	n (%)	n (%)	n (%)	n (%)	n (%)	n (%)	n (%)
1	0	0	1 (12.5)	1 (12.5)	2 (25.0)	3 (33.3)	1 (12.5)
2	0	0	0	0	2 (25.0)	0	0
3	0	0	0	0	1 (12.5)	0	0
4	0	0	1 (12.5)	0	1 (12.5)	0	0
5	0	0	0	0	0	1 (12.5)	1 (12.5)
6	0	0	0	0	0	0	0
7	0	0	0	0	0	0	0
8	0	0	0	0	0	0	0

***0.8mg (4 doses)–>1.6mg (5th dose)**
N represents the number of treated participants; n(%) is the number and percentage of participants with onset of Vomiting during the given week, based on the sample size for the given week, not the total treated.

Week after administration of 2x dose

Efficacy

We observed dose-dependent weight loss after five weekly doses across all cohorts, with a mean weight loss of 7.5% (SD=1.6) at day 36 (one week after the fifth dose) in the 1.2 mg dose-group. The mean weight loss in this 1.2 mg dose-group was persistent and increased to 8.1% (SD=2.2) at day 57, and was 7.5% (SD=2.1) at day 85 (eight weeks after the last dose), reflecting the long half-life of MET-097i and reinforcing the potential for monthly dosing. Similarly, in the 0.8 mg cohort, mean body weight loss was 6.3% (SD=4.0) at day 36, 5.2% (SD=4.5) at day 57, and 5.8% (SD=4.2) at day 85. In the pooled placebo group, mean body weight loss at day 36 was 0.6% (SD=2.2), at day 57 was 0.6% (SD=1.9) and at day 85 was 0.1% (SD=2.3). Post-hoc analysis results using the Mixed Models for Repeated Measures method for comparing each dose-group to the pooled placebo group at day 36, indicate p-values <0.001 for all dose levels that were 0.8 mg and greater, and a p-value ≤ 0.05 for the 0.4 mg dose group.

P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A clinical trial result is statistically significant if it is unlikely to have occurred by chance. The statistical significance of clinical trial results is determined by a widely used statistical method that establishes the p-value of the results. Under this method, a p-value of 0.05 or less typically represents a 95% probability that the results did not occur by chance alone, and are generally considered statistically significant results. The FDA’s evidentiary standard when evaluating the results of a clinical trial generally relies on a p-value of less than or equal to 0.05. It should be noted that the p-values for Part B are post-hoc and should be viewed as exploratory.

Weekly (pre-dose) mean percent change from baseline observed through day 36 in MAD portion of the trial is summarized in the figure below.

Weekly Mean Percent Body Weight Change from Baseline in MAD Portion of the Phase 1/2 Trial of MET-097i

Dosing
Follow-up
Weekly Mean Percent CFB of Weight (kg) ± SE
2
0
-2
-4
-6
-8
-10
1
8
15
22
29
36
Visit (Day)
-0.6
-1.9
-3.4
-6.3
-6.3
-7.4
-7.5
Pooled Placebo
MET097 0.2 mg
MET097 0.4 mg
MET097 0.8 mg
MET097 1.0 mg
MET097 1.2 mg
MET097 0.8mg (4 doses) → 1.6mg (1 dose)

MAD PK

The Figure below shows the MET-097i PK profile from the MAD portion of the trial. PK analyses from the MAD portion of the trial indicated plasma accumulation of MET-097i after multiple weekly doses of MET-097i, with a Cmax after the fifth dose approximately three-fold higher than the Cmax after the first dose. Our PK modeling suggests an accumulation ratio of approximately four-fold upon continued weekly dosing, with steady state concentration reached by week 11, potentially enabling clinically meaningful weight loss without a need for dose titration.

Additionally, accumulation leads to plasma exposure exceeding the apparent EC90 (the effective drug concentration producing 90% of its maximum effect) for weekly MET-097i doses of 0.8 mg or higher. We believe this reinforces the hypothesis that well-tolerated weekly doses can be used for induction of tolerance, followed by a switch to a higher, potential monthly dose without producing substantial tolerability issues.

MET-097i Pharmacokinetic Profile in MAD Portion of the Phase 1/2 Trial of MET-097i

Predicted Mean MET097
Plasma Concentration (ng/mL)
with Observed Mean(SD) Overlaid
400
300
200
100
0
0
168
336
504
672
840
1008
1176
1344
Nominal Time (hours)
MET-097i 0.8 mg QW x 4, then 1.6 mg

Part C: 12 weekly doses and a thirteenth, potential monthly dose

A total of 120 participants with obesity or overweight were enrolled in five dosing cohorts (C1 through C5), with twenty participants in each cohort receiving MET-097i doses ranging from 0.4 mg to 1.2 mg and four participants in each cohort receiving placebo. In cohorts C1 through C4, participants were dosed 12 times without titration (0.6 mg, 0.8 mg, 1.0 mg, and 1.2 mg). In Cohort C5, participants sequentially received four weekly doses of 0.4 mg, four weekly doses of 0.8 mg, and four weekly doses of 1.2 mg, to provide an initial indication of the tolerability of a 2-step titration regimen. Participants in each cohort subsequently received a thirteenth dose that was 2-fold or 4-fold higher than the weekly doses, to explore the tolerability of switching to a potential monthly dose. Out of the 120 participants, 14 (11.7%) discontinued, 6 (5.0%) of the discontinuations were classified as “withdrawal by subject” by the investigator, 4 (3.3%) as “lost to follow up” and the remainder for various other reasons.

Demographics and baseline characteristics for Part C are shown in the table below. Overall, pooling active and placebo groups across cohorts, baseline characteristics known to be associated with response to GLP-1 RAs were balanced between participants who received MET-097i and those who received placebo, with an average body mass index ("BMI") of approximately 31 kg/m2 and an approximately 50:50 male-to-female ratio.

Demographics in Part C of the Phase 1/2 Trial of MET-097i

Tolerability

The treatment-related TEAEs we observed in Part C were all mild or moderate in severity, with gastrointestinal-related TEAEs being the most common, which is consistent with the incretin class. Compared to the cohort that started on 1.2 mg, favorable tolerability was observed in the cohort that titrated with two steps to 1.2 mg, with 5% of participants experiencing nausea and 10% experiencing vomiting in the titrated cohort and 65% nausea and 60% vomiting in the 1.2 mg no-titration cohort. The occurrence of gastrointestinal TEAEs across the cohorts is shown in the table below.

Gastrointestinal TEAEs in Part C of the Phase 1/2 Trial of MET-097i

Pooled Placebo	MET-097i				
	N=20 n(%)	0.4/0.8/1.2 mg* N=20 n(%)	0.6 mg N = 20 n(%)	0.8 mg N = 20 n(%)	1.0 mg N = 20 n(%)	1.2 mg N = 20 n(%)
Gastrointestinal TEAEs	6 (30.0)	3 (15.0)	12 (60.0)	11 (55.0)	14 (70.0)	17 (85.0)
Nausea	3 (15.0)	1 (5.0)	6 (30.0)	8 (40.0)	10 (50.0)	13 (65.0)
Mild	3 (15.0)	1 (5.0)	6 (30.0)	7 (35.0)	8 (40.0)	10 (50.0)
Moderate	0	0	0	1 (5.0)	2 (10.0)	3 (15.0)
Severe	0	0	0	0	0	0
Vomiting	1 (5.0)	2 (10.0)	6 (30.0)	4 (20.0)	8 (40.0)	12 (60.0)
Mild	0	2 (10.0)	6 (30.0)	3 (15.0)	7 (35.0)	7 (35.0)
Moderate	1 (5.0)	0	0	1 (5.0)	1 (5.0)	5 (25.0)
Severe	0	0	0	0	0	0
Diarrhea	2 (10.0)	0	4 (20.0)	1 (5.0)	4 (20.0)	2 (10.0)

***0.4mg (4 doses) -> 0.8mg (4 doses) -> 1.2mg (4 doses)**

N represents the number of treated participants; Participants are summarized under their maximum severity for each event. Adverse Events during Weeks 1 to 12 are summarized here.

Consistent with our observation in the MAD portion of the clinical trial, rates of gastrointestinal TEAEs declined after the first week in most dose cohorts, suggesting a rapid onset of tolerance. A 13th dose that was 2- to 4- fold higher than the previously administered weekly doses was also well-tolerated. The figures below summarize the timing of nausea and vomiting TEAEs, including after a 13th, potential monthly dose.

Onset of Nausea TEAEs in Part C of the Phase 1/2 Trial of MET-097i

Week	Pooled Placebo N = 20 n(%)	MET-097i 0.4/0.8/1.2 mg N = 20 n(%)	0.6 mg N = 20 n(%)	0.8 mg N = 20 n(%)	1.0 mg N = 20 n(%)	1.2 mg N = 20 n(%)	Pooled active N = 100 n(%)
1	0	1 (5.0)	5 (25.0)	6 (30.0)	9 (45.0)	13 (65.0)	34 (34.0)
2	1 (5.0)	0	2 (10.0)	1 (5.0)	1 (5.0)	0	4 (4.0)
3	0	0	0	1 (5.0)	0	1 (5.0)	2 (2.0)
4	0	0	1 (5.0)	0	0	0	1 (1.0)
5	0	0	0	0	1 (5.6)	1 (5.0)	2 (2.0)
6	0	0	0	0	1 (5.9)	0	1 (1.0)
7	0	0	0	1 (5.0)	1 (5.9)	0	2 (2.1)
8	0	0	0	0	0	0	0
9	0	0	0	1 (5.3)	0	0	1 (1.0)
10	1 (5.0)	0	1 (5.9)	0	0	0	1 (1.1)
11	0	0	0	0	0	0	0
12	1 (5.0)	0	0	0	0	0	0

Week	Pooled Placebo	2.4 mg	4.8 mg	1.2 mg	2.4 mg	1.6 mg	3.2 mg	2.0 mg	4.0 mg	2.4 mg	4.8 mg	2x	4x
13	2 (10.5)	0	2 (22.2)	2 (28.6)	3 (30.0)	0	2 (20.0)	2 (25.0)	4 (50.0)	2 (20.0)	2 (22.2)	6 (13.6)	13 (28.3)

Percentages are calculated as the percentage of participants in study at that point in time, not as percentage of participants in the column header.

Onset of Vomiting TEAEs in Part C of the Phase 1/2 Trial of MET-097i

Week	Pooled Placebo N = 20 n(%)	MET-097i 0.4/0.8/1.2 mg N = 20 n(%)	MET-097i 0.6 mg N = 20 n(%)	MET-097i 0.8 mg N = 20 n(%)	MET-097i 1.0 mg N = 20 n(%)	MET-097i 1.2 mg N = 20 n(%)	MET-097i Pooled active N = 100 n(%)
1	0	0	2 (10.0)	3 (15.0)	2 (10.0)	9 (45.0)	16 (16.0)
2	0	0	0	0	2 (10.0)	4 (20.0)	6 (6.0)
3	0	0	2 (10.0)	0	3 (15.8)	3 (15.0)	8 (8.1)
4	0	1 (5.0)	1 (5.0)	0	0	0	2 (2.0)
5	0	0	0	0	0	1 (5.0)	1 (1.0)
6	0	0	2 (10.0)	0	2 (11.8)	1 (5.0)	5 (5.2)
7	0	0	0	0	3 (17.6)	2 (10.0)	5 (5.2)
8	0	0	0	1 (5.0)	3 (17.6)	0	4 (4.1)
9	0	0	1 (5.3)	1 (5.0)	2 (11.8)	0	4 (4.2)
10	1 (5.0)	1 (5.0)	2 (11.8)	2 (10.0)	0	0	5 (5.3)
11	0	0	1 (5.9)	0	1 (5.9)	0	2 (2.1)
12	0	0	1 (5.9)	0	2 (12.5)	0	3 (3.2)

Week	Pooled Placebo	0.4/0.8/1.2 mg: 2.4 mg	0.4/0.8/1.2 mg: 4.8 mg	0.6 mg: 1.2 mg	0.6 mg: 2.4 mg	0.8 mg: 1.6 mg	0.8 mg: 3.2 mg	1.0 mg: 2.0 mg	1.0 mg: 4.0 mg	1.2 mg: 2.4 mg	1.2 mg: 4.8 mg	Pooled active: 2x	Pooled active: 4x
13	0	0	2 (22.2)	1 (14.3)	0	0	0	1 (12.5)	2 (25.0)	0	1 (11.1)	2 (4.5)	5 (10.9)

Percentages are calculated as the percentage of participants in study at that point in time, not as percentage of participants in the column header.

Efficacy

We observed dose-dependent weight loss after twelve doses across all cohorts, with a least squares mean placebo-adjusted weight loss of 11.3% (SE=1.1) at day 85 (one week after the twelfth dose) in the 1.2 mg dose-group (p < 0.001 vs. placebo). Similarly, in the 0.6 mg cohort, least squares mean placebo-adjusted body weight loss was 7.2% (SE=1.1) at day 85 (p < 0.001 vs. placebo). Weight loss was approximately linear over the first 12 weeks with no sign of plateau, as shown in the figure below, where the results are based on a mixed effects repeated measures MET-097i model where treatment group, visit, treatment-by-visit interaction, and baseline body weight are fixed effects, with all available weight assessments included.

The five cohorts that received a potential monthly dose that was four-fold higher than the weekly dose participants had received in prior weeks all showed continued weight loss for four weeks after the last dose, with an arithmetic mean placebo-adjusted change from baseline in body weight of 14.2% at day 115 in the group that received a 4.8 mg dose (after received 12 weekly doses of 1.2 mg) and 12.5% in the group that received a 3.2 mg dose (after received 12 weekly doses of 0.8 mg). Placebo-adjusted weight loss was generally maintained at day 115 in cohorts receiving a 2-fold higher dose.

Weekly Mean Percent Body Weight Change from Baseline in Part C of the Phase 1/2 Trial of MET-097i

N represents the number of participants at Day 85.

Part C PK

Based on PK data available as of January 2025, the results demonstrate dose-dependent MET-097i exposure with an accumulation ratio of approximately four upon continued weekly dosing.

Summary

Based on our preclinical and clinical data generated to date, we believe that MET-097i has the potential to provide a differentiated treatment option for patients with obesity and overweight, including monthly dosing as well as frictionless intermittent dosing, with simplified titration schemes or without the need for titration after (re-)initiating therapy. In vitro PK studies suggest that MET-097i is a highly potent and fully biased GLP-1 RA, potentially offering improved efficacy relative to unbiased GLP-1 RAs. The data from our Phase 1/2 clinical trial have shown that MET-097i is generally well-tolerated and is able to achieve clinically meaningful weight loss after twelve weeks of treatment. Our trial further showed a half-life of approximately 15 to 16 days, potentially enabling monthly dosing, with favorable tolerability and continued body weight loss upon switching from a weekly dose to a higher, potential monthly dose. Finally, the potency and durability of MET-097i implies reduced API requirements, with a potential for 75% fewer injector devices for monthly dosing relative to weekly dosing, leading to important cost and supply chain advantages.

Ongoing clinical trial and future development

We have initiated VESPER-1, a Phase 2b double-blind, placebo-controlled clinical trial including 239 participants in which we are evaluating weight loss for four fixed, weekly, titration-free dose levels of MET-097i through 28 weeks. This trial is being conducted in the United States and is fully enrolled. The primary endpoint for the Phase 2b trial is the percent change from baseline in body weight at 28 weeks after once-weekly doses (0.4mg, 0.6mg, 0.9mg or 1.2mg), compared to placebo. The key secondary endpoints are the efficacy of MET-097i on additional weight-related parameters at all weekly timepoints compared to placebo, safety and tolerability of MET-097i compared to placebo and PK of MET-097i with 28 once-weekly doses. We anticipate reporting preliminary data from this clinical trial in mid 2025. If the results of this study are positive, we plan to initiate a Phase 3 program in North America and various countries in Europe, potentially in late 2025.

We have also initiated VESPER-2, a 28-week Phase 2b trial to characterize the efficacy, safety, and tolerability of MET-097i with and without titration in approximately 125 participants with obesity and overweight with T2DM. The primary endpoint for the Phase 2b trial is the percent change from baseline in body weight at 28 weeks after once-weekly doses, compared to placebo. The key secondary endpoints are the efficacy of MET-097i on additional weight-related parameters at all weekly timepoints compared to placebo, safety and tolerability of MET-097i compared to placebo and PK of MET-097i with 28 once-weekly doses.

We plan to separately evaluate the efficacy and tolerability of multiple monthly doses of MET-097i after multiple weekly doses in a Phase 2b trial, VESPER-3, and expect to report preliminary results for this trial by year-end 2025 or in early 2026.

Lastly, we are exploring a potential oral formulation of MET-097i via our MOMENTUM oral delivery platform, which could serve as an alternative to our lead oral candidate, MET-224o.

MET-233i: a monthly, subcutaneously injectable ultra-long acting amylin agonist

We are developing MET-233i, an amylin analog, for the treatment of obesity and overweight, intended for use as monotherapy or in combination with MET-097i and potentially other NuSH analog peptides in our portfolio. We have completed preclinical studies of MET-233i, and our IND submitted to the FDA was cleared in October 2024. We have initiated dosing in both the SAD and MAD parts of a Phase 1 clinical trial of MET-233i in patients with obesity or overweight in the United States and expect to announce preliminary 4-week efficacy and tolerability data from this trial in mid 2025. The primary endpoint is the safety and tolerability of MET-233i based on laboratory findings, vital signs, 12-lead ECG measurements, physical examinations, injection site reactions, and occurrence, severity and relatedness of TEAEs, as compared to placebo in participants with single and multiple ascending doses of MET-233i. The key secondary endpoints are related to the PK profile and the effects of MET-233i on body weight in patients receiving single and multiple ascending doses of MET-233i. If we are able to establish sufficient evidence of clinical safety in this trial, we plan to initiate a clinical trial of MET-097i in combination with MET-233i. We believe that preclinical data and preliminary data from the SAD portion of our ongoing Phase 1 clinical trial of MET-233i support combinability with MET-097i, although we have not yet initiated combination clinical trials.

Rationale for amylin agonism

Amylin agonism offers a unique, non-incretin mechanism of action. Amylin analogs suppress appetite through the central nervous system and produce weight loss effects that are additive to GLP-1 RAs. Furthermore, amylin agonism has potential cardiovascular benefits that may be synergistic with GLP-1 RA treatment, including offsetting effects to heart rate increases associated with GLP-1 RA treatment, and additive blood pressure reductions on top of those observed with incretin-based therapies. Finally, preclinical evidence suggests that amylin may help preserve lean mass during weight loss, though the relevance of these findings to human subjects remains uncertain.

MET-233i design

MET-233i was engineered by systematically applying our design principles. Specifically, MET-233i was designed as a potent, full agonist of the amylin receptor that incorporates HALO lipidation platform to confer ultra-long acting durability, and was optimized for solubility and miscibility to facilitate drug formulation and combinability with other portfolio NuSH analog peptides.

A hallmark of human amylin is its inherent tendency to fibrillate, either in formulation during storage and transport, or during the injection/absorption phase. Amylin’s tendency to fibrillate at high concentrations has a profound impact on its potency to the amylin receptor. This fibril-forming potential has made it challenging to successfully design potent and durable amylin agonists. We deliberately designed MET-233i with the objective of lowering amylin’s fibril-forming potential.

Preclinical results

In vitro studies highlight MET-233i’s potency

In an in vitro study of MET-233i, we evaluated the molecule’s impact on cAMP accumulation in cells overexpressing amylin-3-receptor ("AMY3R"), or human calcitonin receptor ("CTR"). Assays were performed on at least two independent occasions and peptides were tested in duplicate for each assay. In this study, MET-233i demonstrated robust cAMP activity to human AMY3R as measured by EC50, at a potency four times that of pramlinitide, as shown in the table below. MET-233i was characterized as a dual amylin and calcitonin receptor agonists and did not demonstrate any significant inhibition in antagonist mode and no activity against other receptors tested at clinically meaningful concentrations. These data support MET-233i as a potent amylin analog and imply a low risk of off-target activity, reinforcing the potential favorable safety profile of MET-233i as a selective amylin analog.

Comparison of In Vitro cAMP EC50 Values of MET-233i and Pramlintide

In vivo studies highlight MET-233i’s effects on food intake and body weight

To evaluate the acute effects of MET-233i on food intake and body weight, we compared MET-233i to a synthesized version of a long-acting amylin analog (cagrilintide). Single subcutaneous doses of MET-233i (1, 3, or 10 nmol/kg) or cagrilintide (10 nmol/kg) were administered to male rats. Each dose of MET-233i led to dose-dependent effects on food intake and body weight. Significant reductions in body weight relative to control and cagrilintide 10 nmol/kg were observed on day 6 for MET-233i at 3 nmol/kg (p<0.05 for both comparisons) and 10 nmol/kg (p<0.0001 for both comparisons). These results are summarized in the figure below.

Normalized Change in Body Weight After a Single Administration of MET-233i, Cagrilintide, or Control in Rats

In vivo PK studies highlight MET-233i’s durability

In a pig study, we observed that MET-233i has a long half-life of 114 hours, comparable to MET-097i (99 hours). The PK data of MET-233i and MET-097i are shown in the Figure below. In this experiment, MET-233i was co-formulated and co-administered with MET-097i (as well as MET-034i and MET-067i), and plasma concentrations of each peptide were measured over 264 hours after injection.

Pharmacokinetic Profile of MET-097i and MET-233i Following a Single Subcutaneous Dose in Pigs

Concentration (ng/mL)
1000
100
10
1
8
24
48
72
96
120
144
168
192
216
240
264
Time (hr)
MET-097i 50 μg/kg
MET-233i 50 μg/kg

Nonclinical toxicology profile supports continued clinical development

We observed no significant safety pharmacology findings, including in respiratory and central nervous system function, heart rate and blood pressure in safety pharmacology studies. We completed 4-week in vivo toxicology studies and observed no significant toxicology findings. Rats and canines were the species chosen to evaluate on-target and off-target effects. In our 4-week studies, based on the absence of adverse findings in the rat, the No Observed Adverse Effect Level ("NOAEL") was 4 mg/kg/dose, the highest dose tested. This corresponded to a day 26 sex-combined Cmax of 21,000 ng/mL and an area under the plasma concentration-time curve to the last quantifiable concentration (AUC0-last) of 1,640,000 h*ng/mL. In the canine, the findings are consistent with the expected pharmacological action of the drug, reducing food intake and inducing weight loss. In the canine, the partially reversible food consumption and body weight effects and clinical observations, owing to the exaggerated pharmacology-mediated effects of MET-233i, defined the NOAEL as 0.02 mg/kg MET-233i, given twice a week. This NOAEL corresponded to a sex-combined day 25 Cmax of 631 ng/mL and AUC0-72 of 40,000 h*ng/mL. We believe these findings support the advancement of MET-233i into Phase 1 clinical studies, and the NOAEL is higher than the doses we expect to study in clinical development.

Summary

Based on our preclinical data generated to date, we believe that MET-233i is a differentiated, highly potent amylin analog with a long half-life. In vitro studies implied potency approximately four-fold greater than pramlintide, and in vivo studies in rats demonstrated dose-dependent effects on food intake and body weight change and superior effect to cagrilintide. MET-233i’s activity was also confirmed in a study in canines. Use of MET-233i in pigs has demonstrated a pharmacokinetic profile that supports co-formulation with MET-097i, and potential scalability advantages.

Ongoing clinical trial and future development

Our IND for a double-blind, placebo-controlled Phase 1 clinical trial of MET-233i in patients with obesity or overweight was cleared by the FDA and we have initiated dosing in the United States. The trial includes two parts: (1) a SAD portion and (2) a 4-week MAD portion, and both portions have been initiated. Following this, pending toxicology results, we plan to dose MET-233i for 12 weeks. The clinical trial is designed to assess the safety, tolerability, PK and PD of MET-233i. We expect to announce preliminary data from this Phase 1 clinical trial in mid 2025, and if 12-week dosing is supported by toxicology results, we expect to announce preliminary 12-week data in late 2025.

Our planned combination studies of MET-097i and MET-233i: a monthly, subcutaneous injectable co-formulation in a single chamber injector

We believe our data generated to date for MET-097i and MET-233i support their potential as a monthly GLP-1 RA / amylin analog combination, owing to their comparable pharmacokinetic profiles, miscibility, and overlapping solubility parameters, which also potentially support a single-chamber co-formulation. Third-party evidence, including clinical trials of CagriSema, Novo Nordisk’s GLP-1 RA / amylin combination, has provided human data supporting the safety and efficacy of GLP-1 and amylin receptor agonism on metabolic parameters including body weight. However, like most clinical-stage assets, CagriSema is studied with a weekly dosing regimen with a titration profile similar to semaglutide (consistent with the half-life of approximately one week). CagriSema is also dosed via a dual-chamber injector because we believe that cagrilintide and semaglutide cannot be co-formulated in a single syringe.

We believe that the long half-lives and miscibility of MET-097i and MET-233i enable differentiated, convenient dosing regimens as a combination therapy conducive to chronic dosing, while the potency and predicted additive efficacy of the two peptides potentially enables a differentiated impact on body weight loss and health outcomes.

In vivo effectiveness of MET-097i and MET-233i

In a head-to-head repeat dose study of MET-097i and MET-233i versus CagriSema, rats received active drug or vehicle at matched doses, every other day through day 30. Treatments were initiated at 0.5 nmol/kg for each of the components and escalated as shown in the body weight loss figure below. This study found statistically significant superiority for the combination of MET-097i and MET-233i versus CagriSema (p<0.01 at all measured timepoints past day 2 through the end of the experiment using Tukey’s post-hoc analysis).

Effect of Multiple Doses of MET-097i in Combination with MET-233i and CagriSema in Rats

In vitro evidence of combinability

We tested the solubility of MET-097i, MET-233i and the combination of the two using absorbance at 600 nm to determine the solubility of the peptides. We profiled pH dependent solubility of MET-097i and MET-233i at 2 mg/mL, in each case, and of the combination of the two candidates at 0.5 mg/mL and determined that all were soluble across a pH range with absorbance values less than 0.24, which was the empirically determined cut-off for acceptable solubility. The following figure summarizes solubility across the pH range of 2.6 to 7.6.

Solubility of MET-097i and MET-233i

Corrected absorbance 600 nm (a.u.)
0.5
0.45
0.4
0.35
0.3
0.25
0.2
0.15
0.1
0.05
0
Empirically determined solubility threshold
5
6.2
7
7.6
pH value tested
MET-097i (2 mg/mL)
MET-233i (2 mg/mL)
MET-097i + MET-233i (0.5 mg/mL)

In vivo evidence of combinability

Combinability is further supported by in vivo evidence that MET-097i and MET-233i had similar PK profiles when administered as a single, co-formulated, subcutaneous injection in pigs. Overall, MET-233i and MET-097i had similar PK profiles in pigs, including half-lives of 114 and 99 hours, respectively.

Future development

We plan to initiate a clinical trial of MET-097i in combination with MET-233i if sufficient evidence of clinical safety can be established in our MET-233i Phase 1 trial, for which we would expect to report preliminary results in late 2025.

Our oral NuSH analog peptide programs

We believe that slow progress improving oral absorption and bioavailability has discouraged development of oral NuSH analog peptides in favor of non-peptidic (so-called “small molecule”) oral drug candidates for weight loss. Nonetheless, data to date for multiple small molecule NuSH analogs suggest that maximum efficacy may be lower than for NuSH analog peptides, that half-life may be substantially shorter, and that gastrointestinal adverse events may occur more frequently.

Oral product candidate design principles

We are designing our oral NuSH analog peptide product candidates for scalability and with the aim of achieving injectable-like performance in an oral format. Central to our design objectives are potency, durability, and the ability to reach high exposure at lower doses.

1.
Potency: We design and select our product candidates based on potency using our MINT peptide library of NuSH analog peptides that we further engineer in an effort to maximize effectiveness and minimize required drug substance quantities. For example, MET-224o and MET-097o are fully biased towards G-protein recruitment over ß-arrestin. Recent clinical studies have demonstrated that biasing the signaling of GLP-1 RAs toward cAMP over ß-arrestin reduces internalization of the GLP-1 receptor, which improves the signaling activity of GLP-1 RAs over time. Several GLP-1/GIP RAs, including tirzepatide, are biased toward cAMP, and have been shown in head-to-head clinical trials to exhibit superior clinical efficacy versus semaglutide, which is not biased.
2.
Durability: We systematically apply our HALO platform to our oral candidates to prolong half-life, accumulate upon repeat dosing and lower drug substance quantities for effective weight loss. Our MET-224o and MET-097o engineering processes include our HALO lipidation platform with placement of a lipid tail to the C-terminus of the peptide away from the region of the peptide responsible for receptor activation. We have shown that this approach delivers significant enhancements to in vivo half-life and durability relative to conventional lipidation approaches, such as those used in semaglutide, tirzepatide and many other NuSH analog peptides, which require disassociation from albumin to bind to the GLP-1 receptor. Furthermore, MET-224o’s and MET-097o’s peptide sequences have increased intrinsic stability in vivo through reduced susceptibility to enzymatic degradation, potentially further enhancing durability while preserving other characteristics.
3.
Exposure: We apply our MOMENTUM oral peptide delivery platform to our oral product candidates to increase exposure at any level of dose. Our MOMENTUM platform is designed to enable NuSH analog peptide oral delivery by utilizing amino acid substitution, enteric coatings, absorption enhancers and/or biotinylation. We believe that applying the MOMENTUM platform to our NuSH analog peptides could result in human bioavailability substantially greater than that of Rybelsus, the only FDA approved oral NuSH analog peptide. We have confirmed meaningful exposure with multiple different NuSH analog peptides, highlighting the versatility of the platform.
4.
BLA eligibility: MET-224o and MET-097o have a molecular length that meets FDA requirements for a biologic.

MET-224o and MET-097o: our oral, fully biased, ultra-long acting GLP-1 RAs and MET-002, our prototype oral GLP-1 RA

We are developing MET-224o and MET-097o as fully biased, oral, ultra-long acting GLP-1 RAs for the treatment of obesity and overweight. MET-224o is an optimized version of our MOMENTUM oral platform prototype candidate, MET-002, which is a daily, oral GLP-1 RA that has not been modified with the HALO platform and is not fully biased. MET-097o is an oral version of our injectable candidate, MET-097i. Both molecules are designed to offer injectable-like effectiveness and tolerability, without the scalability issues that have discouraged the development of oral peptide GLP-1 RAs.

In October 2024, our CTA was approved by Health Canada to dose MET-002 in a formulation optimization Phase 1 clinical trial. We have initiated this trial and plan to complete IND- and CTA-enabling studies of MET-224o in parallel, with a goal of allowing us to transition into a Phase 1/2 clinical trial of MET-224o that incorporates the learnings of the MET-002 formulation optimization trial. If we are successful in initiating this study, we plan to release preliminary results in late 2025. We similarly plan to initiate a clinical trial of MET-097o upon successful completion of IND- and CTA-enabling studies, incorporating the learnings of the formulation optimization study.

Preclinical Results Using MET-002

In vivo PK suggest more than five-fold higher oral bioavailability

Multiple preclinical studies of MET-002 demonstrated that oral bioavailability of MET-002 can be substantially greater than that of Rybelsus. The table below shows a representative example of a MET-002 study in canines (oral bioavailability = 5.8% vs. 0.4% for Rybelsus). In these experiments, canines dosed with MET-002 were fasted but had ad-libitum access to water, whereas canines dosed with Rybelsus were fasted and did not have access to water, consistent with the known negative food and water effects on Rybelsus absorption. We believe that there will be no water or fasting restrictions for MOMENTUM-formulated peptides, based on the intestinal absorption of the peptides.

Pharmacokinetic Characteristics of MET-002 Compared to Rybelsus in Canines

MET-002 nonclinical toxicology supports a human trial

We performed in vivo toxicology studies of MET-002 and observed no significant toxicology findings. Canines were chosen as the most relevant species to evaluate on-target effects. We observed no changes in hematology, chemistry, coagulation or organ weights and no gross abnormalities at necropsy. In these studies, we demonstrated that the NOAEL value for MET-002 had large exposure multiples relative to anticipated clinical doses. Relevant on-target effects included weight loss. These results support the formulation optimization trial using MET-002.

MET-002 future development

We have initiated a Phase 1, double-blind, placebo-controlled formulation optimization trial of MET-002 in patients with obesity or overweight in Canada.

The Phase 1 clinical trial is expected to include three arms: (1) a SAD arm testing multiple formulations, (2) a MAD arm testing multiple formulations, with four-week cohorts and (3) a MAD arm of Rybelsus (3 mg), with a single four-week cohort. The primary goal of this study is to (1) identify the optimal site of absorption of MOMENTUM-formulated peptides in the intestine and (2) identify the optimal formulation release kinetics to minimize PK variability of our future oral product candidates, including MET-224o. Given the shared peptide scaffold for MET-002 and MET-224o, we anticipate our initial learnings on drug product attributes may potentially accelerate MET-224o’s clinical development, and we expect the same principles to apply to MET-097o. We expect to incorporate the formulation and PK findings from this study into our anticipated clinical trials of MET-224o and MET-097o.

MET-224o preclinical results

In vitro signaling studies support molecular potency

Prior studies have demonstrated that minimizing ß-arrestin recruitment prevents receptor internalization and augments metabolic effects of GLP-1 RAs. To evaluate the activity of MET-224o at the GLP-1 receptor we measured cAMP signaling in human cell lines overexpressing GLP-1 receptors, with native GLP-1 as comparators. As reflected in figures below, MET-224o activated cAMP signaling, but induced minimal to no recruitment of ß-arrestin, as compared to native GLP-1. We believe these results establish MET-224o as a potent, fully biased GLP-1 RA.

cAMP and ß-arrestin Signaling of Native GLP-1 and MET-224o

PK studies of MET-224o support durability

Intravenous PK studies of MET-224o in canines demonstrate a half-life similar to MET-097i and over twice as long as MET-002, as shown in the figure below. Specifically, MET-002 had a half-life of 37 hours while MET-224o and MET-097i each had a half-life of approximately 100 hours. We believe these results suggest that MET-224o’s human half-life may potentially range from approximately 350 to 400 hours based on MET-097i’s human half-life.

Pharmacokinetic Profile of MET-097i, MET-224o, and MET-002 After an Intravenous Dose in Canines

In addition, we have demonstrated in vivo that when delivered orally as a single dose, MET-224o leads to comparable plasma concentrations as MET-002 (see figure below). This supports the applicability of the MOMENTUM platform to other NuSH analog peptides. On repeat oral dosing, we have observed plasma concentrations of MET-002 accumulate. Due to the longer half-life of HALO-lipidated MET-224o, we expect MET-224o may accumulate to a greater extent than MET-002. Exposure amplification through this half-life extension is expected to translate to a lower dose requirement to achieve our target therapeutic concentration at steady state, which could positively influence scalability and cost of goods.

Pharmacokinetic Profile of MET-002 and MET-224o After a Single Oral Dose in Canines

1000
100
10
Concentration (ng/mL)
0
24
48
72
96
Time (hr)
MET-002o
MET-224o

In vivo pharmacology support body weight loss consistent with MET-097i

We conducted an in vivo pharmacology assessment of MET-224o through daily subcutaneous injection in diet-induced obese ("DIO") mice and compared this to equal doses of MET-097i. MET-224o and MET-097i had comparable effects on body weight loss as depicted in the figure below.

Normalized Effect on Body Weight of Multiple Doses of MET-097i and MET-224o in DIO Mice, Administered Subcutaneously

MET-097o preclinical results

MET-097o is an oral version of MET-097i, without modifications to the molecule. The results of our preclinical in vitro and in vivo studies for MET-097i are therefore also applicable to MET-097o, and we believe that if we are able to achieve similar exposure with MET-097o as we were able to achieve with MET-097i, the drug will have similar effects on body weight loss and tolerability. Our preclinical data suggest that when formulated with the MOMENTUM platform, MET-097o achieves similar oral exposure as MET-002, supporting the feasibility of our objective of developing scalable oral NuSH analog peptides with injectable performance.

Summary

Based on our preclinical data generated to date, we believe that MET-224o and MET-097o, formulated using our MOMENTUM platform, have the potential to deliver scalable, injectable-like performance in an oral format. In vitro studies characterize the molecules as highly potent and fully biased GLP-1 RAs, potentially offering superior long-term efficacy benefits relative to unbiased GLP-1 RAs. PK studies of MET-224o demonstrate a durable half-life similar to MET-097i/MET-097o, supporting a once daily dosing format where exposure will gradually increase until steady-state. Our in vivo pharmacology studies have demonstrated that MET-224o and MET-097i/MET-097o may have comparable effects on body weight loss.

Future development

We have commenced IND-enabling activities for MET-224o and MET-097o, and we expect to initiate clinical trials after completion of the IND- and CTA-enabling studies, integrating the formulation and PK findings from our MET-002 Phase 1 formulation optimization trial. If we are successful in initiating this study, we expect to release preliminary results for MET-224o in late 2025.

MET-AMYo: an oral amylin analog for combination with MET-224o/MET-097o

We are developing MET-AMYo as an oral amylin analog formulated using our HALO and MOMENTUM platforms, for potential use as monotherapy or in combination with MET-224o/MET-097o, or other oral NuSH analog peptides. Currently, preclinical candidate oral amylin molecules have been identified and are being profiled in non-clinical models for intestinal absorption and oral exposure.

Our next-generation combinations with GLP-1 RA and amylin agonism

MET-034i: a monthly, injectable, GIP RA

We are developing MET-034i to be administered in combination with MET-097i and MET-233i for the treatment of obesity, overweight and related diseases. We designed MET-034i to achieve robust potency and long half-life utilizing our HALO platform, as well as solubility and miscibility to facilitate combination with our other NuSH analog peptide product candidates. We expect combination products including MET-097i to be BLA-eligible.

We are currently undertaking IND-enabling activities and plan to submit an IND for a Phase 1 clinical trial of MET-034i alone and in combination with MET-097i. If we are successful in initiating this study, we expect to report preliminary tolerability results in late 2025.

Rationale for a GIP RA combination with a GLP-1 RA and other NuSH analog peptides

Based upon third-party clinical data with therapeutic peptides of comparable mechanisms, we believe the addition of a GIP RA, at ratios greater than 1:1, may improve tolerability, improve glucose handling, and augment body weight loss in combination with GLP-1 RAs. We believe these findings suggest that a combination of MET-097i with MET-034i could achieve enhanced efficacy and tolerability relative to approved and pipeline agents, including unimolecular GLP-1/GIP combinations, which are fixed at a 1:1 ratio of GLP-1 to GIP.

Preclinical results

PK in pigs highlight half-life comparable to MET-097i and MET-233i, supporting combinability

In a pig study, we observed a long half-life of 87 hours for MET-034i, comparable to MET-097i (99 hours) and MET-233i (114 hours). The PK data for MET-034i, MET-233i and MET-097i are shown in the figure below. In this experiment, MET-034i was co-formulated and co-administered with MET-097i and MET-233i (as well as a glucagon analog), and plasma concentrations of each peptide were measured over 264 hours after injection. The matched half-life to MET-097i in pigs suggests a potential MET-034i human half-life of 350 to 400 hours.

Pharmacokinetic Profile of MET-097i, MET-233i and MET-034i Following a Single Subcutaneous Dose in Pigs

Summary

Based on our preclinical data generated to date, we believe that a combination product including MET-034i has the potential to improve the efficacy and tolerability relative to existing and late-stage pipeline agents and combination molecules excluding MET-034i. PK studies in pigs have demonstrated a comparable half-life between MET-034i and MET-097i, supporting our plans for their combination in our planned Phase 1 clinical trial.

Future development

We plan to study the PD and PK of MET-034i alone and in combination with MET-097i in a Phase 1 clinical trial with a goal of releasing preliminary tolerability data in late 2025. If the data from the Phase 1 clinical trial support additional development, we plan to assess the PD of MET-034i in combination with other NuSH analog peptides, such as MET-097i, MET-233i and MET-034i, in subsequent clinical trials.

MET-067i, a monthly, subcutaneous injectable glucagon analog for potential combination with MET-097i, MET-034i and MET-233i.

MET-067i is a glucagon analog engineered from human glucagon. Glucagon is a hormone that helps regulate blood sugar levels and decrease appetite, increases the body’s metabolism and promotes lipolysis and lipid oxidation, thus helping with weight loss and reducing liver fat, among other benefits. We believe that restoring glucagon activity to physiologically normal levels through administration of a glucagon analog, such as MET-067i, in combination with other NuSH analog peptides can potentially provide additive positive clinical outcomes, such as an increase in weight loss.

We are developing MET-067i for the treatment of obesity, overweight and related conditions in combination with MET-097i, MET-233i and MET-034i. We designed MET-067i to achieve robust potency and long half-life utilizing our HALO platform, as well as solubility and miscibility to facilitate combination with our other NuSH analog peptide product candidates. Mechanistically, GLP-1 receptor and amylin agonism have been shown to reduce glucagon. MET-067i has the potential to restore glucagon activity to physiologically normal levels, and if administered in combination with MET-097i, MET-233i or MET-034i, may potentially promote additional weight loss and reductions in liver fat with no impact on tolerability for patients. We expect to utilize a fixed dose of MET-067i in combination with other NuSH analog peptides, potentially streamlining the development process for a multi-component therapeutic.

Pharmacokinetics in pigs highlight half-life comparable to MET-097i and other Metsera NuSH peptides, supporting combinability

In a pig study, we demonstrated that MET-067i showed a long half-life of 103 hours, comparable to MET-097i (99 hours), MET-034i (87 hours) and MET-233i (114 hours). The PK profiles of MET-067i, MET-034i, MET-233i and MET-097i are shown in the Figure below. In this experiment, MET-067i was co-formulated and co-administered with MET-097i, MET-034i, and MET-233i and plasma concentrations of each peptide were measured over 264 hours after injection. The matched half-life to MET-097i in pigs suggests a potential MET-067i human half-life of 350 to 400 hours.

Pharmacokinetic Profile of MET-097i, MET-067i, MET-233i and MET-034i following a single Subcutaneous Dose in Pigs

We plan to investigate MET-067i in a double-blind, placebo-controlled Phase 1 clinical trial to evaluate its predicted clinical properties. We do not intend to advance MET-067i as a monotherapy, but rather identify the fixed dose of MET-067i that can be carried into future clinical trials with MET-097i, MET-233i and MET-034i. We are also exploring development of unimolecular NuSH analog peptide constructs that are active to the GLP-1, GIP and glucagon receptors.

MET-PYYi, a monthly, subcutaneously injectable PYY analog for potential combination with MET-097i and MET-034i

We are developing MET-PYYi to be administered in combination with our other NuSH analog peptides, due to the potential of MET-PYYi to demonstrate enhanced weight loss efficacy without impacting tolerability when dosed at appropriate levels and in combination with MET-097i and MET-034i. We are engineering MET-PYYi as a miscible PYY analog formulated using our HALO lipidation platform to potentially provide a half-life similar to our other NuSH analog peptides to enable co-formulation.

Our other next-generation programs

In addition to the programs we have highlighted above, we have a robust pipeline of promising NuSH analog peptide candidates in preclinical development as both orals and injectables, including ultra-long acting antibody conjugates and prodrugs to augment current dosing strategies of our product candidates. By potentially offering less frequent dosing and more gradual onset of NuSH exposure, these next-generation constructs may increase optionality and flexibility for patients especially for long-term weight maintenance.

MET-097i prodrug to prolong clinically-relevant exposure of MET-097i

A prodrug is a precursor to an active drug that converts after prodrug administration. We design our prodrugs based on two principles: 1) prodrugs are significantly less active in comparison to the parent drug; and 2) the rate of prodrug conversion is entirely controlled by peptide structure, and not dependent on any specific enzymatic process. We believe that the former feature means that higher doses of prodrugs can be administered without introducing exaggerated pharmacology or safety risk. Meanwhile, we believe that non-enzymatic mechanisms of prodrug release lower risk of patient variability and gaps between animal and human modeling.

We have designed multiple MET-097i prodrug candidates that exhibit apparent MET-097i half-lives two to five times longer than MET-097i when administered to pigs. From these candidates, we have selected a lead candidate MET-815i based on 1) the > 900-fold EC50 weaker potency of MET-815i relative to MET-097i; and 2) gradual rise of active MET-097i following MET-815i administration. Below is a comparison of MET-097i concentrations following subcutaneous dosing of MET-097i (0.05 mg/kg)

or MET-815i (0.3 mg/kg) to pigs. Clinically-relevant exposure of MET-097i is achieved via MET-815i dosing without a significant spike in MET-097i exposure. The higher dose of inactive MET-815i also creates optionality for less frequent administration. Preliminary pharmacology and pharmacokinetic data from our ongoing IND-enabling studies for MET-815i support further nonclinical development.

MET-097i exposure following subcutaneous administration of MET-097i and MET-815i to pigs

In addition to these programs, we have additional programs including a unimolecular GLP-1RA, GIP, glucagon receptor agonist for injection with a half-life similar to MET-097i, as well as others. We believe that our pipeline can provide the necessary building blocks to continue to assemble next-generation injectable and oral combination therapeutics to further enhance efficacy, tolerability, convenience and scalability, addressing large and ongoing unmet needs in a therapeutic category and market that is still early in its maturation. We envision an opportunity for long-term, renewable innovation enabled by our systematically developed peptide libraries, scientific and research team, engineering capabilities and platform technologies.

Licensing, Partnerships and Collaborations

Second Amended and Restated D&D License Agreement

In March 2024, we entered into a Second Amended and Restated License Agreement (the "A&R Agreement") with D&D Pharmatech Inc ("D&D") pursuant to which D&D granted us an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide and modified peptide GLP-1 agonists and amylin/calcitonin agonists, including MET-002 and MET-224o, or A&R Licensed Products. For certain A&R Licensed Products, we may exploit such A&R Licensed Products for oral use in any fields, and for other A&R Licensed Products developed by us and formulated for oral delivery using D&D’s platform technology, we may exploit such A&R Licensed Products for oral use for the treatment, cure or control of diabetes, obesity, weight loss or nonalcoholic steatohepatitis ("NASH"). D&D also granted us a right of first refusal with respect to offers from third parties for D&D to assign, sell, or license certain injectable amylin agonist or GLP-1 agonist molecules for the treatment, cure or control of diabetes, obesity, weight loss or NASH.

Simultaneously with the A&R Agreement, we also entered into an Amended and Restated Research and Collaboration Agreement (the "Collaboration Agreement") with D&D and its wholly-owned subsidiary, Neuraly, Inc., pursuant to which we co-develop certain A&R Licensed Products with D&D. Under the Collaboration Agreement, all inventions jointly-developed are owned jointly by the parties with D&D’s interest therein exclusively licensed to us under the terms of the Collaboration Agreement and the A&R Agreement.

Under the A&R Agreement, we are obligated to use commercially reasonable efforts to develop through regulatory approval, in the applicable field in the United States and at least three specified major market countries, and commercialize in the countries in which regulatory approval is received, at least: (i) one A&R Licensed Product that includes a compound from a specified group of GLP-1 agonists, (ii) one A&R Licensed Product that includes a compound from a specified group of GLP-1/GIP/GCG triple agonists, another GLP-1 agonist (including any peptide-based multi-agonist targeting GLP-1 receptors) developed by D&D, or an amylin agonist (including any peptide-based multi-agonist targeting amylin) developed by D&D, and (iii) one A&R Licensed Product that includes either a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology. During the term of the A&R Agreement, D&D is restricted from developing, manufacturing or commercializing any (i) oral amylin agonist or oral GLP-1 agonist for the treatment, cure or control of diabetes, obesity, weight loss, or NASH by utilizing D&D’s platform technology, or (ii) any compound that has the identical amino acid backbone sequence as a licensed compound under the A&R Agreement or any compound covered by a patent right obtained jointly by the parties under the A&R Agreement.

We paid D&D a one-time, upfront payment of $10 million upon entering the A&R Agreement. We are obligated to pay D&D, upon the achievement of specific development and regulatory milestones by A&R Licensed Products: (i) up to $26 million in the aggregate for each GLP-1 agonist or amylin agonist A&R Licensed Products that are developed by us and formulated for oral delivery using D&D’s platform technology and that achieve such milestones, (ii) up to $52 million in the aggregate for each of the first A&R Licensed Product that includes (a) a compound from a specified group of GLP-1 agonists, (b) a compound from a specified group of GLP-1/GIP/GCG triple agonists, (c) another GLP-1 agonist developed by D&D using D&D’s platform technology or (d) an amylin agonist developed by D&D using D&D’s platform technology, to achieve such milestones, and (iii) up to $45 million in the aggregate for each subsequent A&R Licensed Product for those categories in (ii) above, to achieve such milestones. We are also obligated to pay D&D up to $112.5 million in the aggregate upon the achievement of specific sales milestones by A&R Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and developed for oral delivery using D&D’s platform technology and up to $225 million in the aggregate upon the achievement of specific sales milestones by A&R Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. We have also agreed to pay D&D, on a A&R Licensed Product-by-A&R Licensed Product and country-by-country basis during the royalty term (subject to customary reductions) on annual net sales of such A&R Licensed Product in such country: (i) tiered low-single to mid-single digit percentage royalties on A&R Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology and (ii) tiered mid-single digit to low teen percentage royalties on A&R Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. The royalty term commences on the date of first commercial sale of such A&R Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such A&R Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such A&R Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such A&R Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such A&R Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit an A&R Licensed Products with the percentage varying based on the development stage of the A&R Licensed Product at the time the sublicense is granted. We are also obligated to pay D&D a fee upon undergoing any first change of control, if such change of control occurs after the initiation of a Phase 2 clinical trial for an A&R Licensed Product or a Triple G Licensed Products (see “—D&D Triple G License Agreement” below), where such fee is equal to a mid-single digit percentage of any consideration received by us in connection with such change of control, subject to a cap of $35 million.

Unless terminated earlier, the A&R Agreement will remain in effect until expiration of the last-to-expire royalty term. As of December 2024, the earliest anticipated expiration of the A&R Agreement is November 2045, based on the anticipated patent term of the patents licensed thereunder. Upon expiration of the term, the licenses granted to us for the applicable A&R Licensed Product in the applicable country will become perpetual, fully-paid, royalty-free, and irrevocable. Either party may terminate the A&R Agreement for a material, uncured breach by the other party or for the other party’s insolvency. We have the right to terminate the A&R Agreement for convenience, either in its entirety or with respect to specific A&R Licensed Products and countries, with prior written notice. D&D may terminate the A&R Agreement in its entirety, or with respect to certain A&R Licensed Products, if we fail to conduct any development or commercialization activities for a specified period, provided such failure is not due to force majeure and we do not commence such activities within a specified period.

D&D Triple G License Agreement

In March 2024, we entered into a License Agreement (the "Triple G License Agreement") with D&D, pursuant to which D&D granted us an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide-based triple agonists targeting the receptors for GLP-1, GIP, and GCG, which is a part of our preclinical pipeline programs, or Triple G Licensed Products, administered by injection for the treatment, cure or control of all diseases and conditions, or the Field.

Pursuant to our Collaboration Agreement with D&D and Neuraly, Neuraly is responsible for certain preclinical development of Triple G Licensed Products and all inventions that are jointly-developed are owned jointly by the parties to the Collaboration Agreement, with D&D’s interest therein exclusively licensed to us. We have sole control over and are responsible for all other manufacturing, development, commercialization, and medical affairs for the Triple G Licensed Products in the Field. During the term of the Triple G License Agreement, D&D is restricted from developing, manufacturing or commercializing any injectable GLP-1 agonist, dual GLP-1/GIP agonist, or GLP-1/GIP/GCG triple agonist that is developed or commercialized for the treatment, cure or control of diabetes, obesity, weight loss, or NASH, except for certain existing compounds.

We paid D&D a one-time, upfront payment of $50,000 upon entering the Triple G License Agreement. We are obligated to pay D&D up to $52 million in aggregate upon the achievement of specific development and regulatory milestones by the first Triple G Licensed Product and up to $45 million in aggregate for each subsequent Triple G Licensed Product to achieve a subset of such milestones. We are also obligated to pay D&D up to $165 million in aggregate upon the achievement of specific sales milestones by Triple G Licensed Products. We also agreed to pay D&D, on a Triple G Licensed Product-by-Triple G Licensed Product and country-by-country basis during the royalty term (subject to customary reductions), tiered mid-single digit to low teen percentage royalties on annual net sales of such Triple G Licensed Product in such country. The royalty term commences upon the first commercial sale of such Triple G Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such Triple G Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such Triple G Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such Triple G Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such Triple G Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit Triple G Licensed Products, with the percentage varying based on the development stage of the Triple G Licensed Product at the time the sublicense is granted.

Unless terminated earlier, the Triple G License Agreement will remain in effect until expiration of the last-to-expire royalty term. As of December 2024, the earliest anticipated expiration of the Triple G License Agreement is May 2043, based on the anticipated patent term of the patents licensed thereunder. Upon expiration of the term, the licenses granted to us for the applicable Triple G Licensed Product in the applicable country will become perpetual, fully-paid, royalty-free, and irrevocable. Either party may terminate the Triple G License Agreement for a material, uncured breach by the other party or for the other party’s insolvency. We have the right to terminate the Triple G License Agreement for convenience, either in its entirety or with respect to specific Triple G Licensed Products and countries, with prior written notice. D&D may terminate the Triple G License Agreement in its entirety, or with respect to certain Triple G Licensed Products, if we fail to conduct any development or commercialization activities for a specified period, provided such failure is not due to force majeure and we do not commence such activities within a specified period.

Imperial License Agreement

In September 2023, in connection with our acquisition of Zihipp Ltd., we acquired an exclusive intellectual property license agreement dated February 28, 2019, which was amended in December 2020, December 2021, February 2023, and June 2023 (the "Imperial Agreement") with Imperial College of Science, Technology and Medicine. The Imperial Agreement was novated in February 2019 by Imperial College of Science, Technology and Medicine to Imperial Innovations Limited and Imperial Innovations Limited later changed its name to IP2IPO Innovations Limited ("Imperial"). Under the Imperial Agreement, Imperial granted us an exclusive, sublicensable (subject to compliance with certain conditions) worldwide license under certain licensed patents and know-how to develop, manufacture and commercialize certain products containing NuSH analog peptides that were initially developed by Professor Stephen R. Bloom at his lab at Imperial College London, including MET-097i, MET-233i, MET-067i and MET-034i ("Imperial Licensed Products") for use in human and veterinary therapeutics.

Under the Imperial Agreement, we are required to use reasonable efforts to develop and commercially exploit the Imperial Licensed Products throughout the world as soon as reasonably practicable. We are also required to use diligent and reasonable efforts to supply Imperial Licensed Products in certain developing countries at a price that reflects the direct cost of manufacture plus a customary margin for a generic pharmaceutical product in such country. Imperial reserves the right for itself and its affiliates, employees, students and its other researchers to further research and develop the licensed intellectual property.

Pursuant to the Imperial Agreement, we are obligated to pay Imperial up to £20.5 million ($26.1 million at an exchange rate of 1.27 on December 31, 2023) in the aggregate upon the achievement of certain development, regulatory and financing milestones. Upon entering into the Imperial Agreement, Imperial also received an allotment of 333,333 ordinary shares of Zihipp. We are required to pay Imperial an annual license fee of £25,000 ($31,800 at an exchange rate of 1.27 on December 31, 2023). and, upon the achievement of certain funding, regulatory, and patent prosecution milestones, we are obligated to reimburse Imperial for certain patent related costs. We are obligated to pay Imperial tiered, low-single digit percentage royalties on net sales of the Imperial Licensed Products, subject to reductions if we require a license from a third party to its intellectual property in order to exploit an Imperial Licensed Product. We are also required to pay Imperial a mid-single digit to mid-teen percentage of net receipts from sublicenses where the percentage depends on the regulatory stage of the applicable Imperial Licensed Product at the time of such sublicense.

Unless earlier terminated, the Imperial Agreement will remain in effect until the latest of: (i) the date on which all valid patent claims covering the Imperial Licensed Products expire, (ii) fifteen years after the date of the first sale of an Imperial Licensed Product, or twenty years after the effective date of the Imperial Agreement, whichever is later, (iii) the date of expiry or termination of the data access agreement between the parties, pursuant to which Zihipp is granted a non-exclusive right in certain clinical data, or (iv) the date of expiry or termination of any supply agreement between the parties. As of December 2024, the earliest anticipated expiration of the

Imperial Agreement is February 2044, based on the anticipated patent term of the patents licensed thereunder. Either party may terminate the Imperial Agreement for a material, uncured breach by the other party or for the other party’s insolvency. We have the right to terminate the Imperial Agreement for convenience with prior written notice. Imperial may terminate the Imperial Agreement (i) if we cease our business, (ii) challenge Imperial’s licensed patents, or (iii) fail to (a) achieve start of a Phase 2 clinical trial with an Imperial Licensed Product prior to February 2025, (b) achieve start of a Phase 3 clinical trial with an Imperial Licensed Product prior to February 2028, (c) obtain regulatory approval for any Imperial Licensed Product prior to February 2030, and (d) achieve first commercial sale of an Imperial Licensed Product in any country prior to February 2032. We initiated a Phase 2b clinical trial of MET-097i, an Imperial Licensed Product, in October 2024.

Amneal Supply Agreement

In September 2024, we entered into a Development and Supply Agreement (the "Supply Agreement") with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. ("Amneal"). Under the Supply Agreement, Amneal will develop, manufacture, and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use worldwide (other than certain South and Southeast Asian, African, and Middle Eastern countries) (the "Territory"). We will also provide funding in support of the construction of new Amneal facilities for the manufacture of drug substances and drug products, which Amneal will use to manufacture peptide drug substances and injectable peptide products for us and drug substances and drug products for itself and its other customers.

Amneal is responsible for process development, manufacture and supply of drug substances and drug products designated by us. Amneal is designated as our preferred supplier for commercial products, and we are required to purchase an agreed upon percentage of our annual commercial drug substance and drug product needs, subject to certain conditions and price competitiveness for which we may reduce the supply thresholds.

Amneal is required to supply the agreed upon percentage of our annual needs, and use reasonable, diligent efforts to supply all of our requirements of drug product if requested, up to 100,000,000 cartridge-based injectable drug product units per year, and of drug substance, up to the maximum annual capacity of the new facility. Amneal is restricted from developing, manufacturing, supplying and/or marketing any competing GLP-1 and amylin agonist products for competitors, with limited exceptions for certain competitors and products already controlled by a third-party acquirer of Amneal in the event Amneal is acquired.

Amneal is responsible for constructing new facilities in India for the manufacture of injectable peptide drug products, a portion of which is required to have a maximum annual capacity of at least 100,000,000 units of injectable drug product that is dedicated to us. We are obligated to pay up to $100 million over four years to support such construction, and we are entitled to receive an aggregate rebate of up to $100 million based on each unit of drug product manufactured by Amneal at the facilities for us, Amneal and Amneal’s other customers. Following the first commercial sale of the first injectable drug product, we are obligated to order a minimum number of units of injectable drug product annually, with any shortfall subject to a mid-single digit payment per unit not ordered, and excess orders carrying forward to the next year.

The supply price for commercial drug product and drug substance is a combination of a predetermined fixed price based on cost-of-goods plus a corresponding mark-up and an earn-out based on the gross profit of the products.

In the event of a supply failure, we may source the shortfall from alternate suppliers and receive credits against future orders from Amneal for a specified time period. Amneal must prioritize our orders to prevent or mitigate supply failures. Amneal must secure and maintain an adequate safety stock of drug products and key components to avoid supply shortfalls.

Unless earlier terminated, the Supply Agreement will remain in effect until the seventh anniversary of the first commercial sale of the first drug product and we have the right in our sole discretion to renew for an additional period of five years (the "Initial Renewal Term"). After the Initial Renewal Term, the parties may renew through mutual agreement. Either party may terminate the Supply Agreement for material breach if not cured within a specified period or an insolvency event of the other party. Upon a change of control of Metsera, we can terminate the Supply Agreement, effective on the fourth anniversary of the first commercial sale of drug product, and, in the event of such termination, our construction costs may be reduced and its construction rebates and third party product offsets would cease, and Amneal’s designated supply thresholds would decrease annually. Upon a change of control of Amneal (or any Amneal affiliate that owns the new Amneal facilities in India), (i) if the Amneal entity experiencing the change of control is a public company and the acquiror is our competitor, we can terminate the Supply Agreement within ninety days of Amneal’s notice to us of such change of control, and (ii) if the Amneal entity experiencing the change of control is a private company, then our written consent is required prior to any proposed change of control if the acquiror (a) does not have the financial and operational capability to perform Amneal’s obligations under the Supply Agreement or (b) is our competitor.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the compositions of matter of our product candidates, their methods of use, related technologies, and other inventions that are important to our business. We employ a comprehensive approach to intellectual property protection and obtaining patent protection is not the only method that we utilize to protect our proprietary rights and technologies. We also utilize other forms of intellectual property protection, including trademark, copyright, internal know-how and trade secrets, when those other forms are better suited to protect a particular aspect of our intellectual property.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our technology and therapeutics, to defend and enforce our patents, to preserve the confidentiality of our trade secrets, to operate without infringing valid and enforceable patents and other proprietary rights of third parties, and to identify new opportunities for intellectual property protection.

As of March 7, 2025, we owned or licensed, from IP2IPO Innovations Limited (which license was novated from Imperial College of Science, Technology and Medicine) or D&D, 42 issued patents, which includes eight issued U.S. patents and 34 issued foreign patents, and 127 pending patent applications, including 17 pending U.S. patent applications, and 110 pending international and foreign patent applications. The 42 issued patents cover programs that have been out-licensed or are no longer being pursued by us. There are no issued patents covering the product candidates that we are currently developing. We have filed trademark applications for “METSERA”, “HALO” and “MOMENTUM” in the United States.

Patent rights

Our current patent portfolio includes worldwide filings across a number of programs and therapeutic targets.

MET-097i patent portfolio

Our MET-097i patent portfolio consists of two patent families, one owned by us and one in-licensed from IP2IPO Innovations Limited. More specifically, we own two pending U.S. provisional patent applications, with claims directed to dosing and methods of inducing or maintaining weight loss using MET-097i. Any patents, if issued from applications claiming priority to this provisional application, are expected to expire in 2045, excluding any potentially available patent term adjustment or patent term extension. The patent family in-licensed from IP2IPO Innovations Limited includes one pending U.S. patent application and 16 pending foreign patent applications in United Arab Emirates, Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Russian Federation, and Saudi Arabia, with claims directed to compositions of matter including MET-097i and methods of treating disorders such as diabetes and obesity using the claimed compositions of matter. Any patents, if issued from these applications, are expected to expire in 2041, excluding any potentially available patent term adjustment or patent term extension.

MET-233i patent portfolio

Our MET-233i portfolio consists of one patent family in-licensed from IP2IPO Innovations Limited, which includes one pending international patent application filed under the Patent Cooperation Treaty ("PCT") and one pending Taiwan patent application, with claims directed to compositions of matter including MET-233i and methods of treating disorders, such as diabetes and obesity, using the claimed compositions of matter. Any patents, if issued from the Taiwanese application or issued from an application claiming priority to the PCT application, are expected to expire in 2043, excluding any potentially available patent term adjustment or patent term extension.

MET-233i/MET-097i combination patent portfolio

In addition to the coverage discussed above for MET-233i and MET-097i, we own two pending U.S. provisional patent applications, with claims directed to pharmaceutical compositions and combination therapies, including the combination of MET-233i and MET-097i. Any patents, if issued from applications claiming priority to this provisional application, are expected to expire in 2045, excluding any potentially available patent term adjustment or patent term extension.

MET-067i patent portfolio

Our MET-067i portfolio includes one patent family in-licensed from IP2IPO Innovations Limited, which includes one pending U.S. patent application, and eight pending foreign patent applications in United Arab Emirates, Australia, Canada, China, Europe, India, Japan, and New Zealand, with claims directed to the compositions of matter including MET-067i and methods of treating disorders, such as diabetes and obesity, using the claimed compositions of matter. Any patents, if issued from these patent applications, will expire in 2040, excluding any potentially available patent term adjustment or patent term extension.

MET-034i patent portfolio

Our MET-034i portfolio includes one patent family in-licensed from IP2IPO Innovations Limited, which includes two pending PCT applications and two pending applications in Taiwan, with claims directed to the compositions of matter including MET-034i and methods of treating disorders, such as diabetes and obesity, using the claimed compositions of matter. Any patents, if issued from one of the two Taiwanese applications or issued from an application claiming priority to one of the two PCT applications, are expected to expire in 2044 or 2045, excluding any potentially available patent term adjustment or patent term extension.

MET-815i patent portfolio

We own one pending U.S. provisional patent application, with claims directed to compositions of matter including MET-815i and methods of reducing weight or preventing weight gain using the claimed compositions of matter. Any patents, if issued from applications claiming priority to this provisional application, are expected to expire in 2046, excluding any potentially available patent term adjustment or patent term extension.

MET-224o patent portfolio

We own, jointly with D&D whose joint rights are licensed to us, one pending U.S. provisional patent application. This provisional patent application is directed to compositions of matter including MET-224o and methods of treating disorders such as diabetes and obesity using the claimed compositions of matter. Any patents, if issued from applications claiming priority to this provisional application, are expected to expire in 2045, excluding any potentially available patent term adjustment or patent term extension.

MET-002 patent portfolio

Our MET-002 patent portfolio includes three patent families in-licensed from D&D. One patent family includes one pending U.S. patent application and 15 pending foreign patent applications in United Arab Emirates, Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Russian Federation, and Saudi Arabia, with claims directed to oral formulations of polypeptide conjugates, such as MET-002, containing a biotin moiety, a fatty acid moiety, or a combination of biotin and fatty acid moieties and methods of treating disorders, such as diabetes and obesity, using the oral formulations. Any patents that may issue from these applications are expected to expire in 2041, excluding any potentially available patent term adjustment or patent term extension. A second patent family includes one pending U.S. patent application and 15 pending foreign patent applications in United Arab Emirates, Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Russian Federation, and Saudi Arabia, with claims directed to polypeptide conjugates, such as MET-002, containing a biotin moiety, a fatty acid moiety, or both, and methods of treating disorders, such as diabetes and obesity, using the claimed conjugates. Any patents that may issue from these applications are expected to expire in 2041, excluding any potentially available patent term adjustment or patent term extension. A third patent family includes one pending U.S. patent application and 15 pending foreign patent applications in United Arab Emirates, Australia, Brazil, Canada, China, Europe, Great Britain, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, Russian Federation, and Saudi Arabia, with claims directed to formulations containing compositions of matter, such as MET-002, and one or more excipients for oral administration, and methods of treating disorders, such as diabetes and obesity, using the formulations. Any patents that may issue from these applications are expected to expire in 2042, excluding any potentially available patent term adjustment or patent term extension.

Trade secret and other protection

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, we rely on trade secret protection and confidentiality agreements to protect our interests. We require our employees and consultants to execute confidentiality and invention assignment agreements upon accepting employment or entering into other relationships with us. These agreements provide that all confidential information concerning our business, technology or financial affairs developed by or made known to the individual during the course of the individual’s relationship with us is to be kept confidential. The agreements also provide that all inventions conceived by the individual under the agreements are our exclusive property. We are diligent in taking precautions that our proprietary information is not released to third parties through the use of a variety of physical and cyber security measures.

Other intellectual property rights

We seek trademark protection in the United States and abroad when appropriate. We have filed for U.S. trademark protection for the following marks: METSERA, MOMENTUM, and HALO. We currently have no registered trademarks in the United States.

Manufacturing

Designing for scalability

We are leveraging our HALO and MOMENTUM technologies to develop NuSH analog peptides with greater half-life and more bioavailability. For both orals and injectables, a longer half-life enables more pharmacological effect with less API on an ongoing basis. By reducing the required API, we believe we can improve scalability and reduce manufacturing costs relative to other GLP-1 RAs.

For our oral pipeline, the combined effect of the substantial improvement in bioavailability through our MOMENTUM platform and a two-fold improvement in half-life through our HALO platform is a 92% reduction in the total peptide drug substance required to deliver competitive therapeutic effect, which we believe corresponds to a 92% reduction in manufacturing capacity and cost of manufacturing. We believe this reduction enables a scalability and cost of goods for our oral product candidates that is comparable to or better than that of multiple non-peptidic, small molecule GLP-1 RAs in development.

We anticipate similar advantages for our injectable products. For example, MET-097i has shown to deliver weight loss after twelve weekly doses of 7.2% and 11.3% at 0.6 mg and 1.2 mg, respectively. Moreover, a monthly maintenance dosing profile for MET-097i, if achieved, would imply a 75% reduction in the quantity of disposable injector devices relative to the weekly devices that are used for available obesity NuSH analog peptides. We believe these comparative advantages, both in terms of the quantity of drug substance and the number of injectors, may result in significant manufacturing cost and scale advantages for MET-097i, and potentially for other potent, HALO-lipidated combination injectables in our portfolio.

Strategy

We currently rely, and expect to continue to rely, on third-party contract manufacturing organizations ("CMOs") for work related to the manufacture of drug product and drug substance for our ongoing, planned and future clinical trials. Looking forward, we have also entered into a collaboration agreement with Amneal to build new manufacturing facilities. Under the terms of the agreement, Amneal will construct two greenfield manufacturing facilities in India, one for peptide synthesis and one for sterile fill-finish manufacturing. The collaboration agreement also provides that Amneal will serve as our preferred supply partner for developed markets, including the United States and Europe. Additionally, Amneal will support us with certain product development activities, including drug substance manufacturing, product formulation and drug-device development.

If any of our current or future product candidates are approved, we expect to rely on a networked manufacturing approach anchored around our global strategic partnership with Amneal, with support from CMOs, for drug product and drug substance to enable diversification and redundancy of our manufacturing process. Should any of our CMOs become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

We require all of our CMOs to conduct manufacturing activities in compliance with current Good Manufacturing Practice requirements ("cGMPs"). We have assembled a team of experienced employees and external consultants to provide the necessary technical, quality and regulatory oversight over our CMOs and have implemented a comprehensive plan for audits of our CMOs.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We intend to either build a commercial infrastructure to support sales of any approved products, or outsource this function to third parties. We intend to continue evaluating opportunities to work with partners that enhance our capabilities with respect to the development and commercialization of our product candidates. In addition, we intend to commercialize our product candidates, if approved, in key markets either alone or with partners in order to maximize the worldwide commercial potential of our programs.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. Our product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity and overweight field, especially with the advent of GLP-1 RAs, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. There are numerous other companies that have commercialized or are developing treatments for obesity and overweight that we will compete with, including Amgen, AstraZeneca, Boehringer Ingelheim, Merck, QL Biopharma, Roche, Structure Therapeutics, Viking Therapeutics and Zealand Pharma. While we

believe that our platform and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and academic institutions, governmental agencies and public and private research institutions, among others.

We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data, emerge. Competitors, independently or through collaboration, are developing products that potentially directly compete with our current of future product candidates and which may be a longer lasting or a more efficacious treatment, or receive FDA or other applicable regulatory approval more rapidly than any of our current or future product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other applicable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Moreover, many of these aforementioned competing products have been marketed for several years and are well established among physicians, patients and guidelines. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of drug and biological product candidates such as those we are developing. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

Review and approval of drugs and biologics in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FDCA") and its implementing regulations, and biologics under the FDCA, the Public Health Service Act (the "PHSA") and their implementing regulations. Drugs and biologics also are subject to other federal, state, local and foreign statutes and regulations. The process required by the FDA before new drug and biologic product candidates may be marketed in the United States generally involves the following:

•
completion of nonclinical or preclinical laboratory tests, animal studies and formulation studies, with certain studies conducted in accordance with Good Laboratory Practice regulations ("GLPs") and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board ("IRB") or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice regulations ("GCPs") to evaluate the safety and effectiveness of a proposed drug candidate, and the safety, purity and potency of a proposed biological product candidate, for its intended use;
•
preparation and submission to the FDA of a New Drug Application ("NDA") for a drug or BLA for a biologic, after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with current Good Manufacturing Practice requirements ("cGMPs") to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit, among other things, the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans. An IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the trial includes an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance with FDA requirements, in which case clinical trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. FDA may also place a trial on a partial clinical hold. A partial clinical hold is a delay or suspension of only part of the clinical work requested or ongoing under the IND. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation (or full investigation in the case of a partial clinical hold) may only begin or resume after the FDA has notified the sponsor that the investigation may proceed.

Clinical trials involve the administration of the investigational product to human subjects, and must be conducted under the supervision of one or more qualified investigators in accordance with GCPs, which include, among other things, the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs or biologics, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Furthermore, an independent IRB or ethics committee at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the registration of certain clinical trials and reporting of clinical trial results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or, in certain indications, patients with the target disease or condition, and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness and to determine maximal dosage.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases, and to determine dosage tolerance and appropriate dosage.

•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of efficacy, or purity and potency, and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial regulatory approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA.

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

NDA and BLA review and approval process

Assuming successful completion of all required testing in accordance with applicable regulatory requirements, the results of product development, including among other things, results from nonclinical studies and clinical trials, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product candidate for one or more indications. The NDA or BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies, or from a number of alternative sources, such as studies initiated by investigators or other third parties. The submission of an NDA or BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. A waiver of certain user fees may be obtained under certain limited circumstances.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may refuse to file any NDA or BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the NDA or BLA must be resubmitted with the additional information before FDA will review the application. Once filed, the FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent for its intended use, and an NDA to determine, among other things, whether the product is safe and effective for its intended use. As part of the NDA and BLA review, FDA also evaluates whether the manufacturing of the products is cGMP-compliant to assure and preserve the product’s identity, strength, quality, and purity. Under the Prescription Drug User Fee Act (the "PDUFA") guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of an original NDA or BLA to review and act on the submission. This review typically takes twelve months from the date the NDA or BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The FDA does not always meet its PDUFA goal dates, however, and the review process can be significantly extended by FDA requests for additional information or clarification, the applicant’s submission of additional information, or other reasons.

The FDA may refer an application for a novel biologic or drug, to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and may provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During its review of an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. In addition, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted. After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the investigational product will be produced, the FDA may issue an approval letter or a Complete Response Letter ("CRL"). An approval letter authorizes commercial marketing of the product with prescribing information for specific indications. A CRL indicates that the review cycle for the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the application identified by the FDA and may include requirements to conduct additional clinical trials, or other significant and time-consuming requirements related to clinical data, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the application does not satisfy the criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product’s labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the product’s safety or effectiveness or safety, purity, and potency after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including a risk evaluation and mitigation strategy ("REMS") which can materially affect the potential market and profitability of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS in connection with the application. The FDA will not approve the application without an approved REMS, if one is required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of commercial products.

In addition, the Pediatric Research Equity Act ("PREA") requires a sponsor to conduct pediatric clinical trials for most biologics and drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness, or safety, purity, and potency, of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective, or safe, pure and potent. The sponsor may request or FDA may grant a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional data need to be collected before the pediatric clinical trials begin.

Expedited development and review programs

The FDA has a number of programs intended to expedite the development or review of a marketing application for an investigational product. For example, the fast track designation program is intended to expedite or facilitate the process for developing and reviewing product candidates that meet certain criteria. Specifically, investigational drugs and biologics are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a marketing application is submitted, the application may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the applications and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA or BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an NDA or BLA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of original NDAs or BLAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. A product candidate intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a biologic receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials, and may require that such confirmatory trials be underway prior to granting accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition of accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-approval requirements

Drugs and biologics manufactured and distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug and biologic manufacturers and other entities involved in the manufacture and distribution of approved drugs and biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Once an approval is granted, the FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of requirements for post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on ongoing or planned clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may legally prescribe commercially-available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Combination products

Certain of our product candidates, such as the combination of MET-097i and MET-233i, may be comprised of components, such as drug components (MET-233i) and biologic components (MET-097i), that would normally be regulated under different regulatory pathways, regulatory authorities, and frequently by different centers at the FDA. In addition, our injectable product candidates are being developed together with an injector device, which will render them combination products with a device component. Specifically, under regulations issued by the FDA, a combination product may include:

•
a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•
two or more separate products packaged together in a single package or as a unit and composed of drug and device products, device and biological products, biological and drug products or biological products, drug products and device products;
•
a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product, the labeling of the other product would need to be updated (e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose); or
•
an investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA center for combination products, although it does not preclude consultations by the lead center with another FDA center. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. The FDA has established an Office of Combination Products to address issues regarding combination products and provide more certainty to the regulatory review process. This office is responsible for developing guidance and regulations to clarify the regulation of combination products, and for assigning the FDA center that will have primary jurisdiction for review of a combination product where the jurisdiction is unclear or in dispute.

Following approval of a combination product, each component of a combination product retains its regulatory status (as a biologic, drug or device, for example) and is subject to the requirements established by the FDA for that type of component.

A combination product candidate with a biologic primary mode of action, as we expect our combination products to be regulated, generally would be reviewed and approved pursuant to a BLA. In reviewing the BLA for such a product, however, FDA reviewers in the biologic center could consult with their counterparts in the drug or device centers to ensure that the drug and device component of the combination product candidate, as applicable, met all requirements applicable to its category. In addition, under FDA regulations, combination products are subject to the cGMP requirements applicable to each component within the combination. We believe our combination product candidates are likely to be reviewed by the FDA under a BLA.

Hatch-Waxman Amendments

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a drug product. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product, known as a reference listed drug, or RLD. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the RLD through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredient(s) into a subject’s bloodstream in the same amount of time as the RLD, and pursuant to state law, a generic product can often be substituted by pharmacists under prescriptions written for the RLD.

Non-patent exclusivity

The Hatch-Waxman Amendments also established periods of non-patent exclusivity for an RLD, which preclude the FDA from approving (or in some cases accepting) an ANDA or 505(b)(2) application referencing such RLD until the applicable period(s) of non-patent exclusivity for the RLD has expired. For example, the Hatch-Waxman Amendments established a period of five years of exclusivity for a new drug containing a new chemical entity ("NCE"). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years after approval of the RLD, unless the submission is accompanied by a Paragraph IV certification, which states the proposed generic drug will not infringe one or more of the already approved product’s listed patents or that such patents are invalid or unenforceable, in which case the applicant may submit its application four years following the RLD’s approval.

The FDCA also provides for a period of three years of exclusivity for non-NCE drugs if the NDA or NDA supplement includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application or supplement. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication, but it generally would not protect the originally approved product from generic competition. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDA or 505(b)(2) applications; it only prevents FDA from approving them.

A drug product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods for all formulations, dosage forms, and indications of the active moiety and to patent terms. This six-month exclusivity, which runs from the end of existing regulatory exclusivity protection and patent terms, may be granted based on the voluntary completion of a pediatric study that fairly responds to an FDA-issued “Written Request” for such a study, provided that at the time pediatric exclusivity is granted there is not less than nine months of exclusivity or patent term remaining.

Hatch-Waxman patent certification and the 30-month stay

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or 505(b)(2) NDA, an applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book that:

•
no patent information on the drug product that is the subject of the application has been submitted to the FDA;
•
such patent has expired;
•
the date on which such patent expires; or
•
such patent is invalid, unenforceable or will not be infringed upon by the manufacture, use, or sale of the drug product for which the application is submitted.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except where the ANDA or 505(b)(2) NDA applicant challenges a listed patent through the last type of certification, also known as a paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all of the listed patents claiming the referenced product have expired. If the ANDA or 505(b)(2) NDA applicant has provided a paragraph IV certification the applicant must send notice of the paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or settled, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the RLD sponsor’s decision to initiate patent litigation.

Biosimilars and exclusivity

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway in the PHSA for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through, as applicable, analytical studies, animal studies, and a clinical study or studies. Interchangeability means that a product is biosimilar to the reference product and can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also established an exclusivity period for biosimilars approved as interchangeable products. Substitution at the pharmacy level of biosimilar products deemed to be interchangeable is governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity protection. This six-month exclusivity, which runs from the end of other exclusivity protection, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Other healthcare laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, manufacturer and distributor license requirements, and physician payment transparency laws and regulations regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals as well as similar foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

Coverage and reimbursement

Successful sales of our product candidates in the U.S. market, if approved, will depend, in part, on the extent to which our drugs will be eligible for adequate reimbursement by third-party payors, such as government health programs, such as Medicare and Medicaid, and private health insurance (including managed care plans). Patients generally rely on such third-party payors to reimburse all or part of the costs associated with their prescriptions and therefore adequate coverage and reimbursement from such third-party payors are critical to new and ongoing product acceptance. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors in the United States. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time consuming and costly. Further, third-party payors are increasingly reducing reimbursements for medical drugs and services and implementing measures to control utilization of drugs such as requiring prior authorization or step therapy for coverage, among other things. For products administered under the supervision of a physician or other healthcare professional, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used or delivered may not be available, which may impact physician utilization.

Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic drugs. Adoption or expansion of price controls and cost-containment measures could further limit our net revenue and results. Decreases in third-party payor reimbursement for our product candidates, if approved, or a decision by a third-party payor to not cover our product candidates could have a material adverse effect on our sales, results of operations and financial condition.

General regulatory cost control measures may also affect reimbursement for our products. If we obtain approval to market a product candidate in the United States, we may be subject to spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs and/or any significant taxes or fees.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, CMS, an agency within the DHHS, determines whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

U.S. healthcare reform

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs to limit the growth healthcare costs, including price-controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs.

For example, in March 2010, the Affordable Care Act ("ACA") was enacted in the United States and substantially changed the way healthcare is financed by both the government and private insurers. The ACA contains provisions that may reduce the profitability of drug products. Among other things, the ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, for single source and innovator multiple source drugs, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation and regulations designed to, among other things, reduce the cost of prescription drugs under Medicare, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services ("HHS") to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Existing healthcare reform measures, as well as the implementation of additional cost containment measures or other reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

Data privacy and security laws

In the ordinary course of business, we collect, receive, or otherwise process data about individuals, including information we may collect about trial participants in connection with clinical trials, as well as data that we process concerning our employees. Numerous state, federal, and foreign laws, regulations and standards govern the collection, use, access to, confidentiality, and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data.

Additionally, to the extent we collect personal data from individuals outside of the United States foreign privacy and data security laws impose significant and complex compliance obligations on entities that are subject to those laws. For additional information, see Part I, Item 1A, “Risk Factors—Risks Related to Our Limited Operating History, Financial Position and Capital Requirements,” elsewhere in this Annual Report on Form 10-K ( “Annual Report”).

Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2024, we had 81 employees, 74 of whom were full-time and 59 of whom were engaged in research and development activities. 32 of our employees hold Ph.D., Pharm.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We recognize that our continued ability to attract, retain and motivate exceptional employees is vital to ensuring our long-term competitive advantage. Our employees are critical to our long-term success and are essential to helping us meet our goals. Among other things, we support and incentivize our employees in the following ways:

•
Talent development, compensation and retention. We strive to provide our employees with a rewarding work environment, including the opportunity for growth, success and professional development. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package—all designed to attract and retain a skilled and well-rounded workforce.
•
Health and safety. We support the health and safety of our employees by providing healthcare, paid time off and other additional benefits, which are intended to assist employees to manage their well-being.
•
Inclusion. We believe that much of our success is rooted in the variety of backgrounds represented in our teams and our commitment to inclusion. We focus on extending our inclusion initiatives across our entire workforce.

Organization

We were originally incorporated under the laws of the State of Delaware on June 29, 2022 under the name PHP Newco 1, Inc. We have two wholly owned subsidiaries, Zihipp Ltd. and Zihipp Inc. Our principal executive offices are located at 3 World Trade Center, 175 Greenwich Street, New York, New York 10007 and our telephone number is (212) 784-6595.

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at metsera.com, under “Investors & News,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The information contained in, or accessible through, our website does not constitute a part of this Annual Report.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Annual Report before making an investment in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biotechnology company with a limited operating history and no history of commercializing products, and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 2022, have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property profile, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning and providing general and administrative support for these operations. We have not yet demonstrated the ability to successfully obtain regulatory approvals, manufacture products at commercial scale or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize any of our current or future product candidates, we may never generate revenue. Our net losses were $209.1 million and $47.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $257.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Any of our current and future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur significant and increasing losses for the foreseeable future as we:

•
advance our product candidates through clinical and preclinical development;
•
seek regulatory approval, prepare for and, if approved, proceed to commercialization of our product candidates;
•
continue our research and development efforts and expand our pipeline of product candidates;
•
attract, hire and retain additional personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
operate as a public company;
•
implement operational, financial and management information systems;
•
make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
establish manufacturing capacity to supply clinical trials in our pipeline and eventually for commercialization.

We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.

To become and remain profitable, we must succeed in developing, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies and obtaining regulatory approval for one or more of our current and future product candidates, and manufacturing, marketing, and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of only a few of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable may have an adverse effect on the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. We expect our expenses to substantially increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of our product candidates and potentially seek regulatory approval for any of our current and future product candidates we may develop. In addition, if we are able to progress any of our in-licensed product candidates through development and commercialization, we expect to be required to make milestone and royalty payments pursuant to various license or collaboration agreements with third parties. If we obtain regulatory approval for any of our current or future product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reliably estimate the actual amount of capital necessary to successfully complete the development and commercialization of any of our current or future product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company.

Based on our current operating plans, we estimate that our existing cash and cash equivalents will be sufficient to fund our projected operating expenses, working capital and capital expenditure needs into 2027. We expect that our existing cash and cash equivalents, will allow us to advance the clinical development of MET-097i, MET-233i and MET-224o, and the remainder to fund other research and development activities and for working capital and other general corporate purposes. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing cash and cash equivalents may not be sufficient to complete development of any of our current or future product candidates. We will require substantial capital in order to advance any of our current and future product candidates through clinical trials, regulatory approval and commercialization.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and preclinical studies of any of our current and future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for any of our current or future product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
•
the costs, timing and outcome of regulatory meetings and reviews of any of our current or future product candidates in any jurisdictions in which we or our current or any future collaborators may seek approval for any of our current or future product candidates;
•
the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing and control ("CMC") quality and commercial personnel;
•
the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•
the costs and timing of establishing or securing sales and marketing capabilities, if any of our current or future product candidates is approved;

•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
our ability and strategic decision to develop future product candidates, and the timing of such development, if any;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies that we may in-license or acquire.

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements, and other similar arrangements. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop any of our current or future product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

If we raise additional funds through future collaborations, licenses and other similar arrangements, we may be required to relinquish valuable rights to our future revenue streams, product candidates, research programs, intellectual property or proprietary technology, or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed or on terms acceptable to us, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose.

Risks Related to the Development and Regulatory Approval of Our Product Candidates

We currently depend entirely on the success of our product candidates. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. If we are unable to successfully develop any of our current or future product candidates, or experience significant delays in doing so, our business will be materially harmed.

We currently have no products approved for commercial sale or for which marketing approval has been sought. We are in the early stages of our development efforts. For example, we have completed a Phase 1/2 clinical trial of MET-097i and have initiated Phase 2b clinical trials of MET-097i, a Phase 1 clinical trial of MET-233i and a Phase 1 clinical trial of MET-002. Our other product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in developing our current product candidates, identifying potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful initiation and completion of preclinical studies with favorable results, including toxicology and other studies designed to be compliant with good laboratory practice ("GLP") requirements;
•
allowance to proceed with clinical trials under INDs by the FDA, or of similar regulatory submissions by comparable foreign regulatory authorities, for the conduct of clinical trials of our product candidates;

•
successful initiation, enrollment, and completion of clinical trials in accordance with good clinical practice ("GCP") requirements and other applicable rules and regulations, and completion of clinical trials with favorable results;
•
maintaining and establishing relationships with contract research organizations ("CROs") and clinical sites for the clinical development of any of our current and future product candidates, and ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•
demonstrating the safety, purity, and potency (or efficacy) of our product candidates to the satisfaction of the FDA and other applicable regulatory authorities;
•
receipt of regulatory approvals from regulatory authorities, including approvals of Biologics License Applications ("BLAs") from the FDA, or New Drug Applications ("NDAs"), and maintaining any such approvals;
•
maintaining relationships with our third-party manufacturers and their ability to comply with current Good Manufacturing Practices ("cGMPs"), as well as timely making arrangements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, either alone or in collaboration with others;
•
obtaining, maintaining, protecting and enforcing patent and any potential trade secret protection or regulatory exclusivity for our product candidates;
•
maintaining an acceptable safety profile of our product candidates following regulatory approval, if any;
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell our product candidates; and
•
acceptance of our product candidates, if approved, by patients, the medical community and third-party payors.

The success of our business, including our ability to finance our company and generate any revenue in the future, will depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our stage of development, it may be several years, if at all, before we have demonstrated the safety, purity, and potency (or efficacy) of a product candidate sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we may be required to complete extensive preclinical studies to support an IND in the United States or a similar application in other foreign jurisdictions. Conducting preclinical testing is a lengthy, time-consuming, and expensive process, and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Although we have completed a Phase 1/2 clinical trial of MET-097i and have additional clinical trials ongoing, we cannot be certain of the timely completion or outcome for any ongoing or future preclinical testing and studies for our other product candidates, whether the outcome of our preclinical testing will ultimately support the further development of our other product candidates, or if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and studies involving our product candidates are not necessarily predictive of our future results. Our product candidates may not show favorable results in preclinical studies or clinical trials or receive regulatory approval on a timely basis, if at all.

Drug and biologic product development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned, including whether we are able to meet expected timeframes for data readouts, or completed on schedule, if at all, and failure can occur at any time during the trial or study process, including due to factors that are beyond our control. Despite promising preclinical or clinical results, any of our current or future product candidates can unexpectedly fail at any stage of clinical or preclinical development. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of any of our current and future product candidates, or a competitor’s product candidate in the same class, may not predict the results of later clinical trials of any of our current or future product candidates. Any of our current or future product candidates in later stages of clinical trials may fail to show the desired characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in later stage clinical trials despite very promising early results.

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate safety, purity or potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials or preclinical studies could result in increased costs to us, delay or limit our ability to receive approval for and commercialize any product candidates and generate revenue.

Before obtaining approval from regulatory authorities for the sale of any of our current or future product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates. In addition, before we can initiate clinical development for any future preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate CMC and our proposed clinical trial protocol, as part of an IND or similar regulatory submission to foreign regulatory authorities for clinical trials outside of the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any future product candidates before it allows us to initiate clinical trials under any IND or similar foreign regulatory submission, which may lead to delays or increase the costs of developing future product candidates.

Moreover, issues may arise that could cause regulatory authorities to suspend or terminate our ongoing or planned clinical trials. Any such delays in the commencement or completion, or the termination or suspension, of our ongoing and planned clinical trials or preclinical studies could significantly affect our product development timelines and product development costs.

We do not know whether our planned clinical trials or preclinical studies will begin on time or if our ongoing or future trials or studies will be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials and preclinical studies can be delayed for a number of reasons, including delays related to:

•
inability to obtain animals or materials to initiate and generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
obtaining authorization from regulatory authorities to commence a clinical trial or reaching a consensus with regulatory authorities on trial design;
•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
delays in identifying, recruiting, and training suitable clinical investigators;
•
obtaining approval from one or more institutional review boards ("IRBs") or ethics committees ("ECs") at clinical trial sites;
•
IRBs/ECs refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing their approval of the trial;
•
changes to the clinical trial protocol;
•
clinical sites deviating from the trial protocol and dropping out of a trial;
•
failure by our CROs to perform an accordance with GCP requirements or applicable regulatory requirements or guidelines in other countries;
•
obtaining sufficient quantities of any of our current or future product candidates, including in respect of any combination product candidates, and related raw materials or obtaining sufficient quantities of other materials needed for use in clinical trials and preclinical studies;
•
patients failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
patients choosing alternative treatments for the indications for which we are developing any of our current or future product candidates, or participating in completing clinical trials;
•
lack of adequate funding to continue the clinical trials or preclinical studies or costs being greater than we anticipate;
•
patients experiencing severe or serious unexpected drug-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to any of our current or future product candidates;
•
selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•
transfer of manufacturing processes to larger-scale facilities operated by third-party manufacturers, delays or failure by our third-party manufacturers or us to make any necessary changes to such manufacturing process, or failure of such third-party manufacturers to produce clinical trial materials in accordance with cGMP regulations or other applicable requirements; and
•
third parties being unwilling or unable to satisfy their contractual obligations in a timely manner.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ECs or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a data safety monitoring board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension, including a clinical hold, or termination due to a number of factors, including, among other reasons, failure to conduct the clinical trial in accordance with GCP and other regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, we and our collaborators are currently conducting, and we, our collaborators and any future collaborators may in the future conduct, clinical trials in foreign countries, which presents additional risks that may delay completion of our clinical trials. For example, we and our collaborators are currently conducting clinical trials in Canada. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks relevant to such foreign countries, including war. See — “Risk Factors — We may conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and foreign regulatory authorities may not accept data from such trials, which could materially harm our business.”

Moreover, principal investigators for our clinical trials have served and may in the future serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of any of our current or future product candidates.

In addition, we may make formulation or manufacturing changes to any of our current or future product candidates, in which case we may need to conduct additional preclinical studies or clinical trials to bridge our current versions of any of our current or future product candidates to earlier versions. If we are unable to conduct such studies or trials, or if we otherwise fail to adequately bridge the current versions of our product candidates to earlier versions, then we may be unable to utilize any data we have gathered from studies or trials that evaluated such earlier versions in our planned regulatory submissions, which could delay our programs. For example, in future studies of any of our current or future product candidates, we may utilize materials produced by a different third-party manufacturer than the third-party manufacturer that produced MET-097i in our ongoing and planned studies, and we may be unable to demonstrate full comparability between lots produced by our current manufacturer and any future supplier. As a result, we may be required to gather additional data before we are able to submit a marketing application for MET-097i or any of our other current or future product candidates, if ever.

Many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize any of our current or future product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of any of our current or future product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition, results of operations and prospects.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Successful and timely completion of clinical trials will require that we identify and enroll a specified and sufficient number of eligible patients to participate and remain in the trial until its conclusion for each of our clinical trials. We may not be able to initiate or continue certain clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities outside the United States. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the process for identifying patients, the proximity and availability of clinical trial sites for prospective patients , the inclusion and exclusion criteria for the trial, the design of the clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials, obtain and maintain patient consent for each patient enrolled, and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.

Additionally, other pharmaceutical companies targeting obesity and overweight are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. Our clinical trials will compete with marketed products that are available for use in the same disease areas as our product candidates, and other clinical trials for investigational product candidates in the same disease areas as our product candidates. This competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to receive an approved therapy or enroll in a trial being conducted by one of our competitors. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of any of our current or future product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

In addition, we rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we have limited influence over their actual performance. We cannot be certain that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays or difficulties in enrollment, or be required by the FDA or other regulatory authority to increase our enrollment, which would result in the delay of completion of such trials beyond our expected timelines.

Use of any of our current or future product candidates could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude regulatory approval, cause us to suspend or discontinue clinical trials, abandon any of our current or future product candidates, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, financial condition, results of operations and prospects.

Results of our, our collaborators’ or any future collaborators’ clinical trials could reveal a high and unacceptable severity and prevalence of expected or unexpected side effects or unexpected characteristics. Undesirable side effects caused by our product candidates when used alone or in combination with approved or investigational drugs could cause us or regulatory authorities or IRBs to interrupt, delay or halt clinical trials and could result in a more restrictive label, or lead to the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Moreover, if any of our current or future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate if approved. Additionally, adverse developments in clinical trials of product candidates conducted by others or adverse events associated with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our product candidates, or otherwise adversely affect the clinical and commercial development of our product candidates.

We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials or concerns of the FDA or other regulatory authorities. For example, the FDA has raised concerns regarding novel enteric coated absorption enhancing formulas for oral drugs, which could impact the development programs for our orally-administered product candidates.

It is possible that as we, our collaborators or any future collaborators test any of our current or future product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of these product candidates becomes more widespread following any regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected in previous trials, may be discovered. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, we may study any of our current or future product candidates in combination with other therapies, which may exacerbate adverse events associated with such product candidate. If significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy ("REMS") to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with adverse events include:

•
IRBs, ethics committees, or safety monitoring committees may recommend that enrollment or dosing be placed on hold or that additional safety measures be implemented for ongoing clinical trials;
•
we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•
regulatory authorities may withdraw or change their approvals of a product;
•
regulatory authorities may require additional warnings or contraindications on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
•
we may be required to change the way a product is dosed, distributed, or administered, or conduct additional clinical trials;
•
we may be subject to limitations on how we may promote the product;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•
a product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

If any of our current or future product candidates receive regulatory approval, they may be subject to stringent labeling requirements, including the potential imposition of a boxed warning. A boxed warning, also known as a “Black Box” warning, is ordinarily used to highlight for prescribers one of the following situations: (1) There is an adverse reaction so serious in proportion to the potential benefit from the drug (e.g., a fatal, life threatening or permanently disabling adverse reaction) that it is essential that it be considered in assessing the risks and benefits of using the drug; (2) or there is a serious adverse reaction that can be prevented or reduced in frequency or severity by appropriate use of the drug (e.g., patient selection, careful monitoring, avoiding certain concomitant therapy, addition of another drug or managing patients in a specific manner, avoiding use in a specific clinical situation); or (3) FDA approved the drug with restrictions to ensure safe use because the FDA concluded that the drug can be safely used only if distribution or use is restricted.

The FDA has required the full prescribing information of other approved GLP-1 RAs, such as Wegovy and Zepbound, to carry a boxed warning regarding the risk of thyroid C-cell tumors. The boxed warnings state that semaglutide and tirzepatide, the active ingredients in Wegovy and Zepbound, respectively, cause thyroid C-cell tumors in rodents, but that it is unknown whether Wegovy and Zepbound cause thyroid C-cell tumors in humans. The boxed warnings for both drugs also indicate that they are contraindicated in patients with a personal or family history of medullary thyroid carcinoma or in patients with multiple endocrine neoplasia syndrome type 2. We expect that the label of our GLP-1 RA monotherapy or GLP-1 RA combination product candidates, if approved, may carry similar warnings.

If the FDA requires us to include a boxed warning in the prescribing information of any of our current or future product candidates, the inclusion of the boxed warning could adversely affect the market acceptance and commercial success of any of our current or future product candidates. The inclusion of a boxed warning could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

We currently, and may in the future, conduct certain of our clinical trials for our product candidates outside of the United States. However, the FDA and foreign regulatory authorities may not accept data from such trials, which could materially harm our business.

We and our collaborators are currently conducting, and we, our collaborators and any future collaborators may in the future conduct clinical trials for any of our current or future product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the relevant study was not conducted pursuant to an IND, the FDA will not accept the data as support for a marketing application unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data from our clinical trials of any of our current or future product candidates, we would need to conduct additional trials, which could be costly and time-consuming, and which may not ultimately support approval in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•
foreign regulatory requirements;
•
foreign exchange fluctuations;
•
compliance with foreign manufacturing, customs, shipment, and storage requirements;
•
inconsistent standards for reporting and evaluating clinical data and adverse events;
•
diminished protection of intellectual property in some countries; and
•
public health concerns or political instability, civil unrest, war or similar events that may jeopardize our ability to commence, conduct or complete a clinical trial and evaluate resulting data.

Interim, topline and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. Interim data from clinical trials are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize any of our current or future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a BLA or an NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety, purity, potency, or safety and efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program. We are developing certain product candidates that we believe will be regulated as combination products by the FDA and comparable regulatory authorities. Combination products require coordination within the FDA and comparable regulatory agencies for review of each of their components (e.g., drug, device, and/or biologic components) that would ordinarily require review by different centers within the FDA for their authorization as standalone products. Although the FDA and comparable foreign agencies have systems in place for the review of combination products, we may experience additional delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the drug or device component of any product candidates we develop will be reviewed in connection with the review of the underlying biologic license application, and that no separate marketing application for the drug or device component of such product candidates will be required where those components are expected to be marketed with the underlying biologic, the FDA or comparable regulatory authorities may disagree and require that we obtain a separate marketing authorization of the drug or device component, which could further delay or prevent marketing approval of such combination product candidates.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance, clinical significance, or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by patients using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we currently contract or which we may utilize in the future for clinical and commercial supplies;
•
the approval policies or regulations of such authorities or the laws they enforce may significantly change in a manner rendering our clinical data insufficient for approval; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials or other commitments, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Additional time may be required to obtain marketing authorizations for any product candidates that we develop as biologic-device combination products.

We expect our current injectable product candidates will be regulated as combination products, as our therapeutic candidates will be administered by the patient using a disposable injector device marketed together with the therapeutic candidate, if approved, and in at least one case, we anticipate combining a drug and biologic candidate together for administration using a device. Development of a product candidate as a combination product candidate requires close coordination within the FDA and within comparable regulatory agencies for review of each of the drug, biologic, and device components that comprise the product and would typically be reviewed by different centers within the FDA if offered for use as standalone products. For example, the FDA’s review of a marketing application for a biologic-device combination that has a primary mode of action as a biologic would likely be subject to a biologics license application with the Center for Biologics Evaluation and Research as the lead center, with coordination with the Center for Devices and Radiological Health for the review of the device component. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of such combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the marketing authorization application for underlying therapeutic candidate, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device, which may delay the approval of the combination product.

Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize such candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements.

For any regulatory approvals that we may receive for our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities, as well as ongoing compliance with cGMPs and GCPs for any clinical trials. The holder of an NDA or BLA also must submit supplemental applications and obtain prior approval for certain changes to the approved product, product labeling, or manufacturing process.

Manufacturers of drug and biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. Accordingly, we will need to continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control. Manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

In addition, any regulatory approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. This may also result in revisions to the approved labeling to add new safety information, imposition of post-marketing studies or clinical trials to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications submitted, or suspension or revocation of approvals;
•
revisions to the labeling, including limitations of use or requirements for additional warnings, contraindications, or other safety information, including boxed warnings;
•
product seizures or detentions, or refusal to permit the import or export of our products; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate marketing, labeling, advertising, and the promotional claims that may be made about prescription products, such as any of our current or future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. If we receive regulatory approval for any of our current or future product candidates, physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for some patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications about off-label use of their products. Similar requirements apply in foreign jurisdictions. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. If we cannot successfully manage the promotion of any of our current or future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA, the SEC, and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could have a negative impact on our business.

The ability of the FDA or foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also prolong the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown were to occur, it could significantly affect the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements, or meet expected deadlines, any of our current or future product candidates and our ability to seek or obtain regulatory approval for or commercialize any of our current or future product candidates may be delayed.

We are dependent on third parties to conduct our clinical trials and preclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP requirements, as applicable, for certain preclinical studies, as well as GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any of our current and future clinical trials of product candidates. Regulatory authorities enforce these requirements through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators, or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our preclinical studies or clinical trials may be deemed unreliable, the statistical analysis and robustness of our datasets could be compromised, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications, if ever. Further, our clinical trials must be conducted with investigational products produced in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval process.

Furthermore, these CROs and investigators are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other development activities that could harm our competitive position.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, in a timely manner or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we work to carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, results of operations and prospects.

We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development, which increases the risk that we will not have sufficient quantities of our current or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. The facilities used by our third-party manufacturers to manufacture any of our current or future product candidates must be approved for the manufacture of such product candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a marketing application to the FDA or any comparable submission to a foreign regulatory authority. We do not currently control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. There can be no assurance that our clinical product supplies will not be limited, interrupted, terminated, or will be of satisfactory quality or be available at acceptable prices. If we or these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, we and these third-party manufacturers will not be able to secure and/or maintain regulatory approval for our manufacturing facilities.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not authorize the manufacture of any of our current or future product candidates at these facilities or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market any of our current or future product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of any of our current or future product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of any of our current or future product candidates.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms, in a timely manner and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate or continue clinical trials of any of our current or future product candidates, or a hold on clinical trials of any of our current or future product candidates;
•
delay in submitting marketing applications, or receiving regulatory approvals, for any of our current or future product candidates;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of any of our current or future product candidates; and
•
in the event of approval to market and commercialize any of our current or future product candidates, an inability to meet commercial demands for any of our current or future product candidates.

In addition, we have entered into a supply agreement with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. ("Amneal"). Pursuant to the agreement, Amneal will serve as our preferred supply partner of our product candidates for developed markets, including the United States and Europe, and will develop, manufacture, and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use. We believe this agreement will provide us with sufficient capacity to satisfy our initial commercialization efforts for any of our current or future product candidates, if approved. Pursuant to the agreement, we will provide funding in support of the construction of two new greenfield manufacturing facilities in India, one for the manufacture of drug substances (peptide synthesis) and one for drug products (sterile fill-finish manufacturing), which Amneal will use to manufacture peptide drug substances and injectable peptide products for us, itself and its other customers. There can be no assurance that the new facilities will be completed and if completed, that the facilities will provide us with sufficient capacity to satisfy our commercialization efforts, that we will recoup the extent of our funding and investment in the new facilities, or that we or a regulator will find the facility to be in compliance with applicable regulatory or product requirements. Further, the successful completion of the facilities is subject to financial and operational risks of Amneal which is beyond our control. See “Business—Licensing, Partnerships and Collaborations” for additional information.

Other than our agreement with Amneal, we do not have any long-term commitments or commercial supply agreements with our third-party manufacturers. We may be unable to establish any other long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture our product according to our specifications;
•
failure to obtain adequate raw materials and other materials required for manufacturing;
•
failure to manufacture our product according to our schedule or at all;
•
failure to successfully scale up manufacturing capacity, if required;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Further, any of our current and future product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities.

Any performance failure on the part of our existing or future manufacturers, suppliers or vendors could delay clinical development or regulatory approval, and any related remedial measures may be costly or time-consuming to implement. In addition, there are a limited number of manufacturers capable of manufacturing NuSH analog peptides, such as GLP-1 RAs, and therefore any need to switch third-party manufacturers may result in development and commercialization delays and increase our operating costs. For example, the high prevalence of obesity and overweight, and the high interest in approved NuSH analog peptides, has contributed to drug shortages for Wegovy and Zepbound. If our existing or future third-party manufacturers and suppliers cannot perform as agreed or cannot fulfill our commercial supply requirements, we may be required to replace such manufacturers or suppliers and we may be unable to replace them on a timely basis or at all. If we later switch third-party manufacturers, we may be unable to demonstrate comparability between lots produced previously and those produced by such new third-party manufacturers, in which case we may be required to gather additional data utilizing material produced by such new third-party manufacturers before we are able to submit a BLA, NDA or similar marketing application for our product candidates, if ever.

As a result, our current and anticipated future dependence upon others for the manufacture of any of our current or future product candidates may adversely affect our future profit margins and our ability to commercialize any products that receive regulatory approval on a timely and competitive basis.

We have entered into license and collaboration agreements, and may in the future enter into further strategic alliances, to maximize the potential of our product candidates, and we may not realize the anticipated benefits of such collaborations or alliances. We may continue to form collaborations or alliances in the future with respect to any of our current or future product candidates, but may be unable to do so or to realize the potential benefits of such transactions, which may cause us to alter or delay our development and commercialization plans.

We have entered into license and collaboration agreements, and may in the future seek to enter into collaborations, joint ventures, additional licenses and other similar arrangements for the development or, if approved, commercialization of any of our current and future product candidates due to capital costs required to develop or commercialize such product candidates or otherwise. For example, we have entered into a supply agreement with Amneal and license agreements with D&D Pharmatech Inc ("D&D"), and Imperial College of Science, Technology and Medicine ("Imperial College") pursuant to which, for the latter two agreements, we have exclusive and worldwide rights to develop and commercialize our product candidates. For a more complete description of these agreements, see the section titled “Business—Licensing, Partnerships and Collaborations.” We may not be successful in our efforts to establish or maintain collaborations because our research and development pipeline may be insufficient, future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view any of our current or future product candidates as having the requisite potential to demonstrate safety and potency (or efficacy), or significant commercial opportunity.

We may have conflicts with our current or future collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations, or the ownership of intellectual property developed during our collaboration. Moreover, a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenue: disputes regarding milestone payments or royalties; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of a product candidate, including providing us with data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish or maintain such collaborations, the terms that we agree upon may not be favorable to us. As a result, we may need to relinquish valuable rights to our future revenue streams, research and development programs, intellectual property, any of our current or future product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, our current collaborations limit, and potential future collaborations may limit, our control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of any of our current or future product candidates. Our ability to generate revenue from these arrangements will depend on any current or future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license, or strategic transaction, we will achieve an economic benefit that justifies such transaction, and such transaction may not yield additional development product candidates for our pipeline. Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of any of our current or future product candidates are delayed, the safety of any such product candidate is questioned, or the sales of any of our current or future product candidates, if approved, are unsatisfactory.

In addition, future collaborations may be terminable by our collaborators and strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of any of our current or future product candidates, and may not conduct those activities in the same manner as we do. Any termination of our current collaborations or collaborations we enter into in the future, or any delay in entering into collaborations related to any of our current or future product candidates, could delay the development and, if approved, commercialization of such product candidates, and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor or other third party will discover them or that our trade secrets will be misappropriated or disclosed.

Because we currently rely on third parties to manufacture our product candidates and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, and, if applicable, material transfer agreements, collaborative research agreements, service agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors or other third parties, are intentionally or inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s or other third party’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure of such technology or information would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Commercialization of Our Product Candidates

We face significant competition from entities that have made substantial investments into developing novel treatment for patients with obesity and overweight, including large pharmaceutical companies with approved therapies in our current indications, and biopharmaceutical, specialty pharmaceutical and biotechnology companies developing novel treatments and technology platforms.

The development and commercialization of therapies for the treatment of obesity and overweight is highly competitive. Our product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity and overweight field, especially with the advent of GLP-1 RAs, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. There are numerous other companies that have commercialized or are developing treatments for obesity and overweight that we will compete with, including Amgen, AstraZeneca, Boehringer Ingelheim, Merck, QL Biopharma,

Roche, Structure Therapeutics, Viking Therapeutics and Zealand Pharma. While we believe that our platform and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and academic institutions, governmental agencies and public and private research institutions, among others.

Many of these aforementioned products have been marketed for several years and are well established among physicians, patients, guidelines and third-party payers, creating potential adoption challenges for new entrants, such as requiring demonstration of incremental value or benefits and/or reduction of healthcare system costs. These challenges will impact current and future products as they look to enter or expand the market.

We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data, emerge. Competitors, independently or through collaboration, are developing products that potentially directly compete with our current of future product candidates and which may be a longer lasting or a more efficacious treatment, or receive FDA or other applicable regulatory approval more rapidly than any of our current or future product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other applicable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Moreover, many of these aforementioned competing products have been marketed for several years and are well established among physicians, patients and guidelines. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified management and other personnel and establishing clinical trial sites and participants registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") established an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency (or efficacy) of its product.

We believe that certain of our product candidates, such as MET-097i, if approved as a biological product under a BLA, or a combination of MET-097i and MET-233i, should qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors continue to develop. In addition, we plan to develop MET-097i in combination with MET-233i, which we believe will be regulated as a combination drug-biologic product, given that MET-233i is regulated as a small molecule and would be subject to an NDA if we pursued approval for this product candidate as a monotherapy, and MET-097i is regulated as a biologic and would be subject to a BLA if we pursued approval for this product candidate as a monotherapy. Although we believe that the combination will be subject to a BLA, if our combination drug-biologic product is approved and is deemed not eligible for 12 years of exclusivity under the BPCIA, we will be subject to competition sooner than anticipated. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance of such product candidates by physicians, patients, healthcare payors and others in the medical community.

Even if any of our current or future product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or others in the medical community. The commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by these individuals and organizations for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:

•
demonstration of clinical efficacy and safety, including as compared to any more-established products or other alternative products that may later be approved;
•
the indications for which any of our current or future product candidates are approved, if any;
•
the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•
acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•
the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•
our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•
the price concessions required by third-party payors to obtain coverage;
•
the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•
any restrictions on the use of our products, and the prevalence and severity of any adverse effects;
•
potential product liability claims;
•
the timing of market introduction of our products as well as availability, safety and efficacy of competitive drugs;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of our or any current or future collaborators’ sales and marketing strategies; and
•
unfavorable publicity relating to the product, or favorable publicity about competitive products.

If any of our current or future product candidates is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from that product and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

The successful commercialization of any of our current or future product candidates, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as any of our current or future product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Accordingly, we will need to successfully implement a coverage and reimbursement strategy for any approved product candidate. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments or other cost-sharing that patients find unacceptably high.

If we participate in the Medicaid Drug Rebate Program or other governmental pricing programs, in certain circumstances, our products would be subject to ceiling prices set by such programs, which could reduce the revenue we may generate from any such products. Participation in such programs would also expose us to the risk of significant civil monetary penalties, sanctions and fines should we be found to be in violation of any applicable obligations thereunder.

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and offer to reimburse patients only for a less expensive competitor product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage or implement prior authorization or step therapy programs for new or innovative devices or drug therapies before they will reimburse patients who use such therapies, which may be time-consuming or costly for patients and lead to a reduction in revenue. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for any of our current or future product candidates.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Obtaining and maintaining reimbursement status is time-consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, and, in some cases, at short notice, and we believe that changes in these rules and regulations are likely. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of any of our current or future product candidates, if approved in these jurisdictions. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative and regulatory changes. The downward pressure on healthcare costs in general, and prescription drugs, surgical procedures and other treatments in particular, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. See “Risks Related to Our Business Operations and Industry—Current and future U.S. healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize any of our current or future product candidates and may adversely affect the prices we may set” below for additional related information.

Economic uncertainty may reduce patient demand for any of our current or future product candidates, if approved, which may adversely affect our business, financial condition and results of operations.

To the extent that any of our current or future product candidates are approved for indications that are not covered by or reimbursable through governmental authorities and health insurers, patients will bear the entire cost of our products. The decision to undergo therapy using our products for non-covered indications is thus driven by patient demand, which may be influenced by a number of factors, such as:

•
the success of our sales and marketing programs, including our consumer marketing initiatives;
•
the extent to which physicians recommend our products, if approved, to their patients;
•
consumer sentiment about the benefits and risks of obesity and overweight drugs generally and our products, if approved, in particular, including satisfaction of patient expectations;
•
the cost, safety and effectiveness of our products, if approved, in comparison to other obesity and overweight drugs; and
•
general consumer confidence, which may be impacted by economic and political conditions. Economic downturns in the United States and international markets would likely have an adverse effect on demand for our products, if approved.

Our business, financial condition and results of operations will be adversely affected if we cannot generate significant patient demand for our products, if approved.

If we receive regulatory approvals for any of our current or future product candidates, we may face substantial competition from compounding pharmacies.

Under the FDCA the FDA has oversight over the compounding of human drug products without an approved drug application. Compounding is a practice in which a licensed pharmacist, a licensed physician, or, in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes, or alters ingredients of a drug to create a medication tailored to the needs of an individual patient.

Section 503A of the FDCA establishes conditions under which compounded human drug products are exempt from certain requirements of the FDCA, including prior approval of an NDA, compliance with cGMPs, and labeling requirements, provided that the drug is compounded on the basis of receipt of valid patient-specific prescriptions and meets other requirements. Section 503B of the FDCA established conditions for a new category of compounders known as outsourcing facilities, which may compound a drug without marketing approval, but are subject to cGMP requirements and other obligations. Subject to these conditions, outsourcing facilities may distribute compounded drugs either pursuant to patient-specific prescriptions or in response to an order from a health care provider, such as a hospital, that is not for an identified individual patient (e.g., for office stock).

Section 503A of the FDCA restricts compounding drugs that are essentially copies of commercially available drugs, but certain amounts are permissible under the law as long as the compounding is not done “regularly or in inordinate amounts.” However, all other conditions of Section 503A must be met, including that the compounding is done on the basis of a valid prescription for an individual patient. When a drug is on the FDA’s drug shortage list, meaning that the demand or projected demand for the drug within the United States exceeds the supply of the drug, that drug is not considered to be “commercially available” such that the limitation on compounding “essentially copies” is lifted. The FDA intends to consider a compounded drug product to be essentially a copy of a commercially available drug if it has the same API, has the same, similar, or an easily substitutable dosage strength; and can be used by the same route of administration.

Outsourcing facilities registered under Section 503B are also restricted from making essentially a copy of an FDA-approved drug, but this limitation is lifted for identical or nearly identical copies of an FDA-approved drug if that drug is on the FDA’s drug shortage list. When a drug is on the FDA’s drug shortages list, an outsourcing facility regulated under Section 503B of the FDCA can use a bulk drug substance, also known as an API, to make that drug. The FDA considers a compounded drug to be essentially a copy of a commercially available drug under Section 503B if the compounded drug product and the FDA-approved drug have the same API, route of administration, dosage form, strength, and excipients.

A number of GLP-1 products have been identified on the FDA shortage list, allowing for “essentially copies” of these drugs to be compounded by outsourcing facilities, and where applicable, 503A compounders, and sold to meet demand. For example, tirzepatide and semaglutide, the active ingredients in Zepbound and Wegovy, respectively, have been on the FDA’s drug shortage list, and compounding facilities have or continue to compound these drugs. These compounded formulations of GLP-1 products are generally less expensive than the branded, approved products, so could be a more attractive option for patients, particularly where not covered and reimbursed by third party payors.

Although the FDA recently announced that the shortage of tirzepatide has resolved, the FDA was recently challenged in a lawsuit brought by the compounding industry regarding this decision, and the FDA agreed not to enforce against compounders while it reconsiders whether tirzepatide remains in shortage. Even if the FDA ultimately decides to remove a product from the shortage list, this action may not immediately clear the market of compounded versions of the product, which could present a competitive threat to us if we obtain approval for our product candidates. Moreover, even though the FDCA does not allow for compounded versions of biologics, and we expect many of our product candidates to be regulated as biologics, we could nevertheless face competition from compounded, less expensive versions of other GLP-1 products, such as tirzepatide or semaglutide.

The immediate availability of compounded versions of GLP-1 products may impact our pricing strategy and market penetration, and undermine our ability to establish a strong market position. Furthermore, any adverse events or quality issues associated with compounded versions of these products could negatively impact the perception of our product. These competitive pressures could materially and adversely affect our business and financial condition.

If the market opportunities for any of our current or future product candidates are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.

The precise incidence and prevalence for all the conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these conditions and their associated diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including sales of our competitors, our own market insights, internal market intelligence and internally generated data and assumptions, scientific literature, surveys of clinics, patient foundations or market research. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Further, new clinical trials may change the estimated incidence or prevalence of these diseases. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates approved for sale for these indications, the ability of our product candidates to improve on the safety, convenience, cost and efficacy of competing therapies or therapies in development, acceptance by the medical community and patients, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may need to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities, nor have we ever commercialized a product. If any of our current or future product candidates ultimately receive regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time-consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems.

We have no prior experience as a company with the marketing, sale or distribution of biopharmaceutical products and there are significant risks involved in the building and managing of a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves; such third parties may fail to devote the necessary resources and attention to sell and market our products effectively. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize any of our current or future product candidates in foreign markets. We are not permitted to market or promote any of our current or future product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our current or future product candidates. To obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of any of our current or future product candidates. Approval procedures may be more onerous than those in the United States and may require that we conduct additional preclinical studies or clinical trials. If we obtain regulatory approval of any of our current or future product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

•
different regulatory requirements for approval of drugs in foreign countries;
•
reduced protection for intellectual property rights;
•
the existence of additional third-party patent rights of potential relevance to our business;
•
compliance with export control and import laws and regulations and changes in tariffs, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•
foreign reimbursement, pricing, and insurance regimes;
•
workforce uncertainty in countries where labor unrest is common;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, public health pandemics or epidemics, or natural disasters including earthquakes, typhoons, floods and fires.

Risks Related to Our Business Operations and Industry

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
the timing and cost of, and level of investment in, research, development, regulatory approval, and commercialization activities relating to any of our current or future product candidates, which may change from time to time, including the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
our ability to enroll patients in clinical trials and the timing of enrollment;
•
the timing and success or failure of preclinical studies or clinical trials for any of our current or future product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
coverage and reimbursement policies with respect to any of our current or future product candidates, if approved, and potential future drugs that compete with our products;
•
the cost of manufacturing any of our current or future product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•
expenditures that we may incur to acquire, in-license, develop, or commercialize additional product candidates;
•
the level of demand for any approved products, which may vary significantly and be difficult to predict;
•
our ability to commercialize any of our current or future product candidates, if approved, inside and outside of the United States, either independently or working with third parties;
•
our ability to establish and maintain collaborations, licensing or other arrangements;
•
potential unforeseen business disruptions that increase our costs or expenses;
•
future accounting pronouncements or changes in our accounting policies; and

•
the timing and amount of any milestone, royalty or other payments payable by us or due to us under any collaboration, licensing or other similar agreement.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Our success is dependent on our ability to attract and retain highly qualified management and other clinical and scientific personnel.

Our success depends in part on our continued ability to attract, recruit, retain, manage and motivate highly qualified management, clinical, and scientific personnel, and we face significant competition for experienced personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our clinical trials and preclinical studies, regulatory approvals or the commercialization of any of our current or future product candidates. Although we have executed offer letters with certain key members of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

In addition, employment candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.

We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management, clinical, and scientific personnel in the future due to the intense competition for qualified personnel among biopharmaceutical, biotechnology and other businesses. Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

As of March 21, 2025, we had 82 full-time and 6 part-time employees. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and may enter into additional collaborations or strategic partnerships with third parties that bring late-stage clinical development and commercialization expertise, infrastructure and the resources as we enter pivotal trials for any of our current or future product candidates. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular product candidate in specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on the development of NuSH analog peptides targeting GLP-1, amylin, GIP or GCG, either as monotherapy or in a variation of combinations, for obesity and overweight. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product, or changes in or inability to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are subject to various U.S. federal, state and foreign healthcare laws and regulations, which could increase compliance costs, and our failure to comply with these laws and regulations could harm our reputation, subject us to significant fines and liability or otherwise adversely affect our business.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, marketing personnel, third-party payors, patient organizations and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain regulatory approval. Such laws include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties (discussed below);
•
the federal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS") information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical companies to report information on the pricing of certain drug products; and some state and local laws that require the registration or pharmaceutical sales representatives.

Efforts to ensure that our current and future business arrangements both internally and with third parties will comply with applicable healthcare and privacy laws and regulations will involve ongoing substantial costs. It is possible that governmental authorities will conclude that our business practices, including certain consulting agreements we have entered into with physicians who are paid, in part, in the form of stock or stock options, may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws or regulations, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Current and future U.S. healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain coverage for and commercialize any of our current or future product candidates and may adversely affect the prices we may set.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any of our current or future product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, beginning April 1, 2013, Medicare payments to providers were reduced under the sequestration required by the Budget Control Act of 2011, which will remain in effect through the 2032 fiscal year, unless additional Congressional action is taken. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. Additionally, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on the Medicaid drug rebate, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for products.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the "IRA") into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the Department of Health and Human Services ("HHS") to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

At the state level, state governments have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for any of our current and future product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We expect that these existing laws and other healthcare reform measures both at the federal and state level that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our current or future product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products;
•
our ability to obtain coverage and reimbursement approval for a product;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit, delay or cease commercialization of our products.

We face an inherent risk of product liability as a result of the clinical trials of any of our current and future product candidates and will face an even greater risk if we commercialize any of our current or future product candidates, if approved. For example, we may be sued if any of our current or future product candidates allegedly cause injury or are found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.

If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit, delay or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our products;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
costs to defend the related litigation;
•
a diversion of our management’s time and our resources;
•
substantial monetary awards to trial participants or product recipients;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
significant negative financial impact;
•
the inability to commercialize any of our current or future product candidates; and
•
a decline in our stock price.

We currently hold approximately $10.0 million in product liability insurance coverage in the aggregate. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of any of our current or future product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of any of our current or future product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our insurance policies are expensive and protect us from only some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employee benefits liability, commercial automobile, workers’ compensation, transportation and storage, cyber liability, clinical trials, directors’ and officers’ and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

We and our service providers may be subject to a variety of data protection, privacy and security obligations, including laws, regulations, standards and contractual provisions, which could increase compliance costs, and our actual or perceived failure to comply with such laws and obligations could subject us to potentially significant liability, fines or penalties and otherwise harm our business.

We and our service providers maintain a large quantity of sensitive information, including confidential business, employee and health-related information, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we and our service providers may be affected by or subject to existing, amended, or new laws and regulations in the future, as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, thus creating potentially complex compliance issues for us and our service providers, strategic partners and future customers. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, numerous federal and state laws and regulations, including health information privacy laws, data breach notification laws and consumer protection laws, that govern the collection, use, storage, transfer, disclosure, protection and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data and CROs) that are subject to privacy and security requirements under HIPAA. Consequently, depending on the facts and circumstances, we could be subject to significant penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider, research institution, or CRO that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain state laws govern the privacy and security of health-related and other personal information, many of which may differ from each other and from HIPAA, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We are subject to the United Kingdom General Data Protection Regulation (the "UK GDPR") and may in the future be subject to the European Union equivalent of the same (the "EU GDPR") together with the UK GDPR, the GDPR. The GDPR, together with national legislation, regulations and guidelines of the European Economic Area ("EEA") member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. Companies that are subject to the GDPR face compliance obligations and risk, including regulatory enforcement and potential fines for noncompliance of up to £17.5 million (€20 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (the "CJEU") states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (the "DPF") rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF can be used for transfers outside of the UK through its UK Extension. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the DPF Adequacy

Decision has already been challenged and international data transfers to the United States and to other jurisdictions may continue to be subject to enhanced scrutiny by regulators. As a result, we may need to make certain operational changes and implement revised EU standard contractual clauses and other relevant documentation for those data transfers within required time frames, particularly if we decided to conduct clinical trials in the EU. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, use, transfer, disclose and otherwise process data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and our service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations and prospects.

Our information technology systems, or those of any of our third-party service providers, may fail or suffer security incidents, breaches, or compromises and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary and confidential business information and personal information). Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. In addition, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques (including artificial intelligence) used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks, security incidents, breaches or compromises. While we do not believe that we have experienced any material system failure, accident or security breach to date, if any such event, whether actual or perceived, were to occur, it could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also currently rely on a third party to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any actual or perceived disruption or security incident affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information, or damage to, our confidential or proprietary data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of any of our current or future product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, incidents, or compromises, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular categories of personally identifiable information, which could result from incidents experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Although we currently hold cybersecurity insurance, the costs related to significant security breaches or disruptions could be material and cause us to incur significant expenses and we cannot guarantee that such insurance will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result for a security incident or breach.

Our business is subject to risks arising from pandemics and epidemic diseases.

The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. Any future pandemic or epidemic disease outbreaks, if they were to occur, could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for any of our current or future product candidates for use in our, our collaborators’ or any future collaborators’ clinical trials and research and preclinical studies and, delay, limit or prevent our employees and CROs from continuing research and development activities, impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, alter the results of the clinical trial based on participants contracting the disease or otherwise increasing the number of observed adverse events, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition, results of operations and prospects. Any future pandemic or epidemic disease outbreak could also potentially further affect the business of the FDA or other foreign regulatory authorities, which could result in delays in meetings related to our planned clinical trials, as well have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed.

Our business could be affected by litigation, government investigations and enforcement actions.

We currently operate in a number of jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings that may arise from conducting our business. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, equitable remedies, including disgorgement, injunctive relief and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

Our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other comparable foreign regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our or our collaborators’ preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

We have in the past, and may in the future consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships and collaborations, joint ventures, restructurings, divestitures, business combinations, and investments. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all.

Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. For example, in September 2023, we acquired 100% of the equity interests in Zihipp Ltd., a biopharmaceutical company developing peptide hormones for diabetes and obesity treatments. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, financial condition, results of operations and prospects.

Public opinion and scrutiny of treatments for obesity and overweight may impact public perception of our company and product candidates, or may adversely affect our ability to conduct our business and our business plans.

Public perception may be influenced by claims, such as claims that our product candidates are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to treatments for obesity and overweight in general could result in greater government regulation and stricter labeling requirements of products to treat these chronic conditions, including our product candidates, if approved, and could cause a decrease in the demand for any product candidates we may develop. For example, severe adverse events observed with GLP-1 RAs include, but are not limited to, acute pancreatitis, acute gallbladder disease, acute kidney injury and worsening of diabetic retinopathy. Such side effects associated with GLP-1 receptor or GLP-1/GIP receptor targeting treatments may negatively impact public perception of us or our incretin-based product candidates. Adverse public attitudes may also adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in withdrawal of clinical trial participants, increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion could have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and, if approved, commercialization of our product candidates or demand for any products we may develop.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2024 and 2023, we had $31.0 million and $13.0 million, respectively, in gross federal net operating loss ("NOL") carryforwards and as of December 31, 2024 and 2023, we had $52.8 million and $0.4 million in foreign NOL carryforwards, respectively. NOL carryforwards may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to expiration, review and possible adjustment by the Internal Revenue Service ("IRS") and state tax authorities.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the "Code") our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we believe there have been one or more ownership changes resulting from past transactions, we have not determined the amount of the cumulative change in our ownership resulting from our initial public offering or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes that resulted from our initial public offering. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Intellectual Property

If we or our licensors are unable to obtain, maintain, defend and enforce patent or other intellectual property protection for any of our current or future product candidates or technology, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize any of our current or future product candidates may be adversely affected.

We rely, and may in the future rely, upon a combination of patent, trade secret and know-how for any of our current and future product candidates, and proprietary technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope, ownership or control, validity and enforceability of our intellectual property protection in the United States and other countries with respect to any of our current and future product candidates and other proprietary technologies we may develop. We generally seek, and may in the future seek, to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to any of our current and future product candidates and technology, manufacturing processes and methods of use. We may also seek to protect our proprietary position by acquiring or further in-licensing relevant issued patents or pending patent applications from third parties. We will endeavor to seek additional patent protection to cover proprietary features of our product candidates and novel discoveries that are important to our business. Some of our in-licensed patent families were drafted, filed, and prosecuted by our licensors and even where we now control the right to prosecution under the applicable license agreements, we are still required to solicit input and consider comments from such licensors. Additionally, some of our patent families are in an early stage of prosecution and cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents are issued from such applications, and then only to the extent the issued claims cover the third parties’ activities. If we are unable to obtain, maintain, expand, enforce and defend the scope, ownership or control, validity and enforceability of our intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect our intellectual property, obtain, maintain, expand, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we currently or may in the future pursue or may in-license will issue as patents in any particular jurisdiction, whether the claims of any issued patents will provide sufficient protection against competitors or other third parties, or if these patents are challenged by our competitors, whether the patents will be found to be invalid, unenforceable, or not infringed or not owned or controlled by us. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications or patents at a reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we or our licensors will fail, or previously failed, to identify patentable aspects of research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, licensees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with any of our current or future product candidates or technologies. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable in light of the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to invent the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to invent or the first to file for patent protection of such inventions, our patents and patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned and in-licensed patent rights are highly uncertain. Our current and future patent applications may not result in patents being issued.

Further, even if patents are granted, they may not afford sufficient protection of any of our current or future product candidates or their intended uses against competitors, nor can there be any assurance that the issued patents cannot be designed around, invalidated by third parties, or effectively prevent others from commercializing any of our current or future product candidates. Furthermore, even if granted, the resulting patents may be difficult to enforce. Obtaining and maintaining our owned and in-licensed patent protection depends on compliance with various procedural, document submission, information disclosure, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. If we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business. Further, any issued patents that we own or license or may own or license in the future covering any of our current or future product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or other countries, including the U.S. Patent and Trademark Office ("USPTO"). Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting. In certain circumstances, the finding could be cured by filing a retroactive terminal disclaimer over unexpired reference patent(s), which would result in a reduction of patent term, including a reduction or loss of a patent term adjustment granted by the USPTO. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Also, patent terms, including any extensions or adjustments that may or may not be available to us, may not protect our competitive position on any of our current or future product candidates for an adequate amount of time, and we may be subject to claims challenging the inventorship, ownership, validity, enforceability of our owned or in-licensed patents and/or other intellectual property. Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect any of our current or future product candidates. Further, if we encounter delays in our development and testing, clinical trials or regulatory review and approval of any of our current or future product candidates, the period of time during which we could market such product candidates under patent protection may be reduced (i.e., patents protecting such product candidates might expire before or shortly after such product candidates are commercialized). Thus, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or afford us any meaningful competitive advantage.

Moreover, the claim coverage in a patent application can be significantly reduced before the corresponding patent is granted. Even if patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our owned and in-licensed patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our current or future product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. Furthermore, our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Amendments") to conduct research and clinical trials.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity, or enforceability, and our patent rights may be challenged in the courts or patent offices in the United States and abroad. We may be subject to post-grant proceedings at the USPTO challenging the validity of one or more claims of our owned and in-licensed patents. Third-party submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on our pending patent application. A third party may also claim that our owned and in-licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In addition, we may become involved in opposition, derivation, revocation, reexamination, reissue, interference, inter partes review, post-grant review proceedings or other similar proceedings in the United States and/or foreign jurisdictions challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, and may allow third parties, including generic drug companies, to commercialize any of our current or future product candidates and use any other proprietary technologies we may develop to compete directly with us.

Moreover, some of our owned and in-licensed patent rights may in the future be co-owned with third parties. In the United States, each co-owner has the freedom to license and exploit the technology. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of such patent rights in order to enforce such patent rights against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, or if any of our material license agreements are terminated, we could lose our rights to key intellectual property and components enabling our technologies.

Our commercial success will heavily depend on the maintenance of our license agreements. We are a party to license agreements with Imperial College and D&D Pharmatech that are important to our business. If, for any reason, our license agreements are terminated or we otherwise lose some or all of the rights under such agreements, it would adversely affect our business. For example, our license agreements with Imperial College and D&D Pharmatech impose, and future agreements may impose, various development, diligence, commercialization, milestone payment, royalty and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we breach any obligations under such license agreements, the applicable licensor may terminate our license, which could have a material adverse effect on us.

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, disputes may arise regarding the payment of the royalties or other payments due to licensors in connection with the rights we license from them. Licensors may contest the basis of such payments, including the royalties we retained and claim that we are obligated to make payments under a broader basis. In addition, disputes may arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property of the licensor that is not subject to the licensing agreement;
•
our right to sublicense patents and other rights to third parties;
•
our right to transfer or assign the license;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
our financial or other obligations under the license agreement;
•
the priority of invention of patented technology; and
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our partners.

Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. In addition to the costs of any litigation we may face, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors. If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Despite our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, if approved, and technology covered by these license agreements. Such termination would result in the ability of the prior licensor to assert the prior licensed patents against us, or the prior licensor could license the patents to a competitor who could assert the prior licensed patents against us. As a result, we may be required to cease our development, manufacture and commercialization of our product candidates and use of our proprietary technologies covered by the patent rights owned by the licensors, which could have a material adverse effect on us. Alternatively, the prior licensor could abandon the patent rights, which would reduce the barrier to entry into the market. If these in-licenses are terminated, or if the licensed patents fail to provide the intended exclusivity, and if competitors circumvent any regulatory exclusivity, competitors would have the freedom to market products identical to ours. These events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. For example, we may agree to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, and we may be required to identify and license replacement technology from third parties, which may not be available on reasonable terms, if at all.

Further development of our proprietary technology and product candidates may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our product candidates and proprietary technology in the future.

For a more complete description of these agreements, see Part I, Item 1A, “Business—Licensing, Partnerships and Collaborations” in this Annual Report.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, maintaining, enforcing and defending patents on any of our current or future product candidates in all countries throughout the world is expensive, and the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Prosecution of foreign patent applications is often a longer process, and patents may grant at a later date, and with a shorter term, than in the United States. The requirements for patentability differ in certain jurisdictions and countries. Additionally, the patent laws of some countries do not afford intellectual property protection to the same extent as the laws of the United States. For example, other countries may impose substantial restrictions on the scope of claims, including limiting patent protection to specifically disclosed embodiments. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our intellectual property in and into the United States or other jurisdictions. Competitors may use our intellectual property in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our owned and in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our owned and in-licensed patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, some jurisdictions, such as Europe, Japan and China, may have a heightened standard for patentability than in the United States, including, for example, the requirement of claims having literal support in the original patent filing and the limitation on using supporting data that is not in the original patent filing. Under those heightened patentability requirements, we may not be able to obtain sufficient patent protection in certain jurisdictions even though the same or similar patent protection can be secured in the United States and other jurisdictions.

Proceedings to enforce our owned and in-licensed intellectual property and proprietary rights in the United States or other jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents and any patents we may own or license in the future at risk of being invalidated or interpreted narrowly, could put our owned and in-licensed patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our owned and in-licensed intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop.

Many countries have compulsory licensing laws under which a patent owner or exclusive licensee may be compelled to grant licenses to third parties, including governmental agencies. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner or exclusive licensee may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, geo-political actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position.

Obtaining and maintaining our owned and in-licensed patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some circumstances, we may be dependent on licensors to take the necessary action to comply with these requirements with respect to any licensed intellectual property. For example, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned and in-licensed patents and applications. In certain circumstances, we may rely on licensing partners to pay these fees due to the U.S. and non-U.S. patent agencies. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can cause abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The USPTO and various non-U.S. government agencies require compliance with certain foreign filing requirements during the patent application process. For example, in some countries, including the United States, China, India and some European countries, a foreign filing license is required before certain patent applications are filed. The foreign filing license requirements vary by country and depend on various factors, including where the inventive activity occurred, citizenship status of the inventors, the residency of the inventors and the invention owner, the place of business for the invention owner and the nature of the subject matter to be disclosed (e.g., items related to national security or national defense). In some, but not all cases, for example in China and India, a foreign filing license cannot be obtained retroactively in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment of a pending patent application or can be grounds for revoking or invalidating an issued patent, resulting in the loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the relevant markets with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We may also be dependent on licensors to take the necessary actions to comply with these requirements with respect to the intellectual property license.

Public health pandemics (such as the COVID-19 pandemic), geopolitical instability (war and terrorism), natural disasters, or similar events may impair our and our licensors’ ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our ability to obtain or maintain patent protection for any of our current and future product candidates.

Changes in patent laws or their interpretations could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the "America Invents Act") enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors are the first to either (i) file any patent application related to any of our current or future product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.

The America Invents Act also included a number of significant changes that affect the way patent applications are prosecuted and also affect patent litigation. These include allowing third party protests and submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims or any patent claims we may license in the future that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. We cannot predict how decisions by the courts, the U.S. Congress or the USPTO may impact the value of our owned and in-licensed patent rights. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, our owned and in-licensed patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. In addition to heightened patentability requirements, the Supreme Court and Federal Circuit’s interpretation of biosimilar product approval under the BPCIA, has evolved in recent years, affecting the “patent dance” provisions of the statute, which are intended to resolve any patent infringement issues before the approval of a biosimilar. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have or may obtain or license in the future.

In 2012, the European Union Patent Package ("EU Patent Package") regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court ("UPC") for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patents and patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and any of our current and future product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC.

Issued patents covering any of our current or future product candidates could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

Our owned and in-licensed patent rights may be subject to priority, validity, inventorship, ownership and enforceability disputes. Legal proceedings relating to intellectual property claims, with or without merit, are unpredictable and generally expensive and time-consuming and likely to divert significant resources from our core business, including distracting our management and scientific personnel from their normal responsibilities and generally harm our business. If we or any licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we initiate legal proceedings against a third party to enforce a patent covering any of our current or future product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, lack of sufficient written description, failure to claim patent-eligible subject matter or obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading or inconsistent statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of a patent before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, shortening the term of or amendment to our owned or in-licensed patent rights or any patent rights we may obtain or license in the future in such a way that they no longer cover any of our current or future product candidates or prevent third parties from competing with our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection for any of our current or future product candidates. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our owned and in-licensed patent claims do not cover the invention, or decide that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e). Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

Patent terms may be inadequate to protect the competitive position of any of our current or future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering any of our current or future product candidates are obtained, once the patent has expired, we may be vulnerable to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of any of our current or future product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations and prospects will be adversely affected.

If we do not obtain patent term extension and equivalent extensions outside of the United States for any of our current or future product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA regulatory approval of any of our current or future product candidates, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate. However, we may not be granted an extension for various reasons, including failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or failing to satisfy other applicable requirements. Moreover, the applicable time period afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we may license from a third party in the future, we may need the cooperation of that third party. If we are unable to obtain patent term extension, or the foreign equivalent, or if the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

We or our licensors may be subject to claims challenging the inventorship or ownership of our owned and in-licensed patents and other intellectual property.

We or our licensors may be subject to claims that former employees, consultants, licensees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor, co-inventor or owner of trade secrets. For example, we or our licensors may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing any of our current or future product candidates and other proprietary technologies we may develop. We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as from a government entity, such that we or our licensors are not the sole and exclusive owners of the patents we in-licensed. The failure to name the proper inventors on a patent application can result in the patents issuing therefrom being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as ownership of, or the right to use intellectual property that is important to any of our current or future product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our and licensors’ trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for any of our current or future product candidates and proprietary technologies, we may rely on trade secret protection and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, licensees, third-party collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Trade secrets and know-how can be difficult to protect. We cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. We cannot guarantee that any potential trade secrets and other proprietary and confidential information will not be disclosed or that competitors will not otherwise gain access to trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret (such as through a cybersecurity breach) is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, others may independently discover similar trade secrets and proprietary information. If any of our trade secrets were to be disclosed or misappropriated or if any such information were to be independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed. Additionally, we may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing any of our current or future product candidates. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to any of our current or future product candidates and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Some of our employees, consultants and advisors are currently or were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer, or that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market any of our current or future product candidates.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are or will be complete or thorough, nor can we be certain that we have identified or will identify each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of any of our current or future product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering any of our current or future product candidates could have been filed by others without our knowledge. The scope of a patent claim is determined by the interpretation of the law, the words of a patent claim, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending patent application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that any of our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Alternatively, we may incorrectly determine that the Hatch-Waxman Amendments are a defense for a safe harbor to infringement of a patent we consider relevant to the research or clinical development of any of our current or future product candidates. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable or not infringed. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market any of our current or future product candidates. If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in the market grows and the number of patents issued in this area increases, the possibility of patent infringement claims escalates. Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future product candidates that are held to be infringing. We might, if possible, also be forced to redesign any of our current or future product candidates or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Third-party claims of intellectual property infringement, misappropriation, or other violations against us or our collaborators could be expensive and time-consuming and may prevent or delay the development and commercialization of any of our current or future product candidates.

Our commercial success depends in part on our and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields in which we plan to commercialize our programs (including obesity, weight loss and maintenance programs) and in which we are developing other proprietary technologies. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our programs and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot guarantee that our programs and other proprietary technologies we develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued for which a third party, such as a competitor in the fields in which we are developing our programs, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to any of our current or future product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that we may infringe. For example, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover any of our current or future product candidates or the use of any of our current or future product candidates.

If any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court could hold that such patents are valid, enforceable and infringed by us. Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. If a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may be required to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. Such licenses may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms or at all, we may be unable to commercialize the infringing products or technologies or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business. In addition, we may in the future pursue patent challenges with respect to third-party patents, including as a defense against the foregoing infringement claims. The outcome of such challenges is unpredictable.

Even if resolved in our favor, the foregoing proceedings could be very expensive, particularly for a company of our size, and time-consuming. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Such proceedings may also absorb significant time of our technical and management personnel and distract them from their normal responsibilities. Uncertainties resulting from such proceedings could impair our ability to compete in the marketplace. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent proceedings could compromise our ability to compete in the marketplace. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at any of our current or future product candidates.

We may become involved in lawsuits to protect or enforce our owned and in-licensed patents and other intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Third parties, such as competitors, may infringe our owned or in-licensed patent rights. In an infringement proceeding, a court may decide that a patent we own or license is invalid or unenforceable or may refuse to stop the other party from using the invention at issue. In addition, our owned or in-licensed patent rights may become involved in inventorship, ownership, priority, enforceability, or validity disputes. To counter or defend against such claims can be expensive and time-consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation and proceedings, there is a risk that some of our confidential information could be compromised by disclosure during such litigation and proceedings.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing, misappropriating or violating other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in the markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to such rejections, we may be unable to overcome them. If our trademarks are successfully challenged or determined to be infringing, misappropriating or violating other marks, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we may propose to use with any of our current or future product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

We may not be able to obtain, protect or enforce our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, misappropriation, dilution or other claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to obtain, enforce or protect our proprietary rights related to trademarks, trade names, domain name, or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to any of our current or future product candidates or utilize similar technology but that are not covered by the claims of the patents that we own or may license in the future;
•
we or our licensors or collaborators might not have been the first to make the inventions covered by our current or future patent applications;
•
we or our licensors or collaborators might not have been the first to file patent applications covering our or their inventions;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our pending and future patent applications that we own or may license will not lead to issued patents;
•
any issued patent that we own or license in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•
others may have access to the same intellectual property rights licensed to us in the future on a non-exclusive basis;
•
our competitors or other third parties might conduct research and development activities in countries where we or our licensors do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
we may fail to identify potential patentable subject matter and/or may fail to file on it;
•
the patents or other intellectual property rights of others may harm our business; and
•
we may choose not to file for patent protection to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property or disclose information resulting in a loss of protection for such trade secret.

Should any of the foregoing occur, it could adversely affect our business, financial condition, results of operations and prospects.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

The growth of our business may depend in part on our ability to acquire, in-license or use third-party intellectual property and proprietary rights. For example, any of our current or future product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, we may develop combination therapies with our compounds and third-party compounds, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patent or other intellectual property rights we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights and may need to seek to develop alternative approaches that do not infringe, misappropriate or otherwise violate those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we can obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we may collaborate with academic institutions to accelerate our research and development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. Even if we can obtain a license, it may be non-exclusive, and our competitors may also receive access to the same technologies licensed to us.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive to commercialize any of our current or future product candidates. More established companies may have a competitive advantage over us due to their size, cash resources or greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding any of our current or future product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business, financial condition, results of operations, and prospects could suffer.

Risks Related to the Ownership of Our Common Stock

We may fail to satisfy the continued listing requirements of Nasdaq.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

The trading price of the shares of our common stock is volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and is likely to remain volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a price that you consider attractive or satisfactory. The market price for our common stock may be influenced by many factors, including:

•
results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•
our ability to enroll patients in our future clinical trials;
•
our ability to obtain and maintain regulatory approval of any of our current or future product candidates or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•
regulatory or legal developments in the United States and foreign countries;
•
changes in the structure of healthcare payment systems;
•
the success or failure of our efforts to develop, acquire, or license any of our current or future product candidates;
•
innovations, clinical trial results, product approvals and other developments regarding our competitors;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•
manufacturing, supply, or distribution delays or shortages;
•
any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•
achievement of expected product sales and profitability;
•
variations in our financial results or development timelines or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
•
market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•
trading volume of our common stock;
•
an inability to obtain additional funding;
•
sales of our stock by us, our insiders or our stockholders, as well as the anticipation of lock-up releases or expiration of market stand-off or lock-up agreements;
•
general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
•
additions or departures of senior management, directors or key personnel;
•
intellectual property, product liability or other litigation against us or our inability to enforce our intellectual property;
•
changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•
changes in accounting standards, policies, guidelines, interpretations or principles.

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs, divert our management’s attention and resources and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, have voting control over approximately 49.1% of our outstanding common stock. As a result, such persons, to the extent they act together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, so any returns on your investment will be limited to the value of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

The lock-up agreements entered into in connection with our IPO will expire at the close of business on July 29, 2025. BofA Securities, Inc., and Goldman Sachs & Co. LLC in their sole discretion, may permit our equity holders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, the shares of common stock will be eligible for sale in the public market. If our stockholders from prior to our initial public offering sell, or indicate an intention to sell, or if the market perceives that such stockholders might sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of March 21, 2025, we had outstanding a total of 105,050,219 shares of common stock. Of these shares, 17,569,444 shares of our common stock were sold in the initial public offering, substantially all of which are freely tradable, without restriction, in the public market.

In addition, the holders of approximately 71.9 million shares, or 68.4% of our total outstanding common stock, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2030. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley");
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We have taken advantage of reduced reporting burdens in this Annual Report. In particular, in this Annual Report, we have provided only two years of audited financial statements and have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our governing documents include the following:

•
a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

•
the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•
the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may result in increased costs to stockholders to bring a claim, limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, and may generally have the effect of discouraging lawsuits against us and our directors, officers and other employees. However, stockholders are not deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and certain corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss and may require us to reduce expenditures in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. We could face criminal liability and other serious consequences for violations, which could harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad if and when we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities, and any training or compliance programs or other initiatives we undertake to prevent such activities may not be effective.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

We and any of our third-party manufacturers or suppliers may use potent chemical agents and hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time-consuming or costly.

We and any of our third-party manufacturers or suppliers and our current or any future collaborators may use biological materials, potent chemical agents and hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety of the environment. Our operations and the operations of our third-party manufacturers and suppliers also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development efforts. In addition, neither we or our third-party manufacturers and suppliers can eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury at our, our manufacturers’ or our suppliers’ sites, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended. Although we maintain workers’ compensation insurance for certain costs and expenses we may incur due to injuries to our employees resulting from work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with the storage or disposal of biologic, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations and the operations of our manufacturers, suppliers, collaborators, CROs and clinical sites could be subject to earthquakes, power shortages, telecommunications or infrastructure failures, cybersecurity incidents, physical security breaches, water shortages, floods, hurricanes, typhoons, blizzards and other extreme weather conditions, fires, public health pandemics or epidemics (including, for example, the COVID-19 pandemic) and other natural or manmade disasters, geopolitical actions or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers or suppliers in various countries to produce our current or future product candidates and its components and on CROs and clinical sites to conduct our clinical trials, and do not have a redundant source of supply for all components of any of our current or future product candidates. Our ability to obtain clinical or, if approved, commercial, supplies of any of our current or future product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster, geopolitical action or other business interruption, and our ability to commence, conduct or complete our clinical trials in a timely manner could be similarly adversely affected by any of the foregoing. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and in the Middle East, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, limit, reduce or abandon product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

If securities or industry analysts publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If one or more of the analysts who covers us downgrades our stock, or if we fail to meet the expectations of one or more of these analysts, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the second annual report following the completion of our initial public offering. When we lose our status as an “emerging growth company” and do not otherwise qualify as a non-accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, even if ultimately decided in our favor, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Management of Cybersecurity Risks and Cybersecurity Strategy

We have developed and implemented a cybersecurity program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program includes a cybersecurity incident response plan.

We design and assess our program based on the NIST 800-53 security, a framework recognized framework that demonstrates an organization's commitment to information security. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST 800-53 1 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, programs, and our broader enterprise information technology environment;
•
a security program is in place for managing (i) our cybersecurity risk assessment processes, (ii) implementation and oversight of our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test, implement and manage, or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for assessing and responding to cybersecurity incidents;
•
ad hoc internal review of the cybersecurity practices of key service providers based on our assessment of their criticality to our operations and respective risk profile; and
•
an Information Security risk management program that includes the risks within legal, quality, human resources, communications, clinical operations and financial teams pertaining to information security.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see Part I, Item 1A “Risk Factors— Our information technology systems, or those of any of our third-party service providers, may fail or suffer security incidents, breaches, or compromises and other disruptions, which could result in a material disruption of our development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity program.

The Board receives annual reports from management on our cybersecurity risks. In addition, management updates the Board, as appropriate, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Board also receives briefings from management on our cybersecurity program. Board members receive presentations on cybersecurity topics from our Senior Director of Information and Cyber Security ("SDICS"), or external experts as part of the Board’s continuing education on topics that impact public companies.

Our SDICS, is responsible for assessing and managing our material risks from cybersecurity threats. The SDICS has primary responsibility for our overall cybersecurity risk management program and has over 25 years of experience leading cybersecurity programs across a variety of industries, including life sciences.

Our management team takes steps to be informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our principal office is located at 3 World Trade Center, 175 Greenwich Street, New York, New York 10007 where we lease office space under a shared space arrangement that currently expires in November 30, 2026. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Securities. Market Information

Our common stock trades under the symbol "MTSR" on the Nasdaq Global Select Market and began trading on January 31, 2025. Prior to that date, there was no public trading market for our common stock.

Holders of Our Common Stock

As of March 21, 2025, there were approximately 51 holders of record of shares of our common stock. This number does not include beneficial owners whose shares are held by brokers or other nominees in street name.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

The following reflects all sales of equity securities by the Company during the year ended December 31, 2024:

Issuance of Capital Stock

From January 1, 2024 through December 31, 2024, we issued an aggregate of 50,333,329 shares of Series A preferred stock (convertible into 21,420,960 shares of common stock, as adjusted for the reverse stock split effected in January 2025) for aggregate consideration of $151.0 million to accredited investors pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

In August 2024, we issued an aggregate of 9,696,970 shares of Series A-1 preferred stock (convertible into 4,126,854 shares of common stock, as adjusted for the reverse stock split effected in January 2025) for aggregate consideration of $32.0 million to accredited investors pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

In November 2024, we issued an aggregate of 42,658,718 shares of Series B preferred stock (convertible into 18,154,765 shares of common stock, as adjusted for the reverse stock split effected in January 2025) for aggregate consideration of $215.0 million to accredited investors pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

No underwriters were involved in the foregoing issuances of securities. The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, to the extent an exemption from such registration was required. The recipients of securities in the transactions described above represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Equity Grants

From January 1, 2024 through December 31, 2024, we granted stock options to purchase an aggregate of 7,394,399 shares of our common stock with at a weighted-average exercise price of $5.33 per share, 130,865 of which were cancelled, expired without being exercised or were otherwise forfeited.

No underwriters were involved in the foregoing issuances of securities. The issuances of stock options described above were issued pursuant to written compensatory plans or arrangements with our employees, directors, consultants and advisors, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The shares of restricted common stock described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from our Public Offering of Common Stock

On February 3, 2025, we completed the initial public offering (“IPO”) of our common stock pursuant to which we issued and sold 17,569,444 shares of our common stock at a price to the public of $18.00 per share.

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-284225), as amended (the “Registration Statement”), declared effective by the SEC on January 30, 2025.

We received net proceeds of approximately $288.4 million after deducting underwriting discounts and commissions of $22.1 million and offering expenses of $5.7 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. BofA Securities, Inc., Goldman Sachs & Co. LLC, Guggenheim Securities, LLC, Cantor Fitzgerald, L.P, and Evercore, Inc. acted as joint book-running managers for the offering.

The net proceeds from our IPO have been invested primarily in savings and money market accounts. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on January 31, 2025.

Issuer Purchases of Equity Securities

The Company’s stock repurchase activity during the three months ended December 31, 2024 was as follows:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	—	—	—	—
November 1, 2024 – November 30, 2024	276,629	(b)	—	—
December 1, 2024 – December 31, 2024	—	—	—	—
Total	276,629	(b)	—	—

(a) Shares adjusted to reflect the Company's 2.349723-for-1 reverse stock split effected in January 2025. Repurchases reflect privately-negotiated repurchase transactions with certain stockholders of the Company prior to the Company's initial public offering.

(b) The average price paid per share was $0.00023 per share.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following management’s discussion and analysis of financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K ("Annual Report"). Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report. See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biotechnology company developing next-generation injectable and oral nutrient stimulated hormone ("NuSH") analog peptides to treat obesity, overweight and related conditions. Obesity and overweight are among the fastest-growing and most prevalent chronic human conditions, affecting approximately 2.5 billion people worldwide, and drive a broad range of severe diseases. Currently approved NuSH analog peptides are a promising treatment option for obesity and overweight. However, the current treatment landscape exhibits several key limitations, including impediments to chronic therapy in large populations, such as administration by weekly injection, prolonged titration and tolerability issues; insufficient weight loss; lack of effective, well-tolerated oral dosing alternatives; and challenges in scaling manufacturing. We have developed and are implementing proprietary methods and platform technologies that we believe will enable us to develop and advance a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides with the potential to not only address the limitations of approved therapies, but also many of the anticipated limitations of next-generation therapies in development. We use our proprietary MINT peptide library of NuSH analog peptides alongside our Half-life Augmentation by Lipid Optimization half-life extending platform and our MOMENTUM oral NuSH analog peptide delivery platform to deliver highly differentiated product candidates that we are advancing into clinical trials for obesity or overweight.

In February 2025, we closed our initial public offering ("IPO") pursuant to which we issued and sold an aggregate of 17,569,444 shares of our common stock at a price to the public of $18.00 per share. We received gross proceeds of $316.2 million and aggregate net proceeds of $288.4 million after deducting underwriting discounts and commissions of $22.1 million and other offering expenses of $5.7 million. As of December 31, 2024, we had $352.4 million in cash and cash equivalents.

Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property profile, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning, and providing general and administrative support for these operations. During the years ended December 31, 2024 and 2023 our net losses were $209.1 million and $47.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $257.1 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Prior to our IPO, we historically funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock and convertible notes in private placements. Through December 31, 2024, we raised aggregate net proceeds of approximately $535.9 million from the issuance and sale of shares of our Series Seed, Series A, Series A-1 and Series B preferred stock and the issuance of a convertible promissory note.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of this Annual Report will be sufficient to fund our projected operating expenses, working capital and capital expenditure needs into 2027. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

We expect to continue to incur significant and increasing net operating losses for the foreseeable future as we:

•
advance our product candidates through clinical and preclinical development;
•
seek regulatory approval, prepare for and, if approved, proceed to commercialization of our product candidates;
•
continue our research and development efforts and expand our pipeline of product candidates;
•
attract, hire and retain additional personnel;
•
maintain, expand and protect our intellectual property portfolio;
•
operate as a public company;

•
implement operational, financial and management information systems;
•
make royalty, milestone or other payments under current, and any future, license or collaboration agreements;
•
establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
establish manufacturing capacity to supply clinical trials in our pipeline and eventually for commercialization.

In addition, our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on other research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with an exchange listing and Securities and Exchange Commission ("SEC") requirements, director and officer liability insurance costs, investor and public relations costs, and other expenses.

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot assure you that we will be successful in obtaining additional financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Components of Results of Operations

Operating Expenses

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses consist of initial up-front payments incurred in connection with licenses acquired that do not meet the definition of a business and have no alternative future use.

Research and Development Expenses

Research and development expenses have primarily related to discovery efforts and preclinical and clinical development of our product candidates.

Research and development expenses include:

Direct costs, including:

•
external research and development expenses incurred under agreements with clinical research organizations ("CROs") investigative sites, consultants and other third parties that conduct our preclinical and toxicology studies and clinical trials;
•
expenses related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to contract manufacturing organizations ("CMOs");
•
expenses related to compliance with regulatory requirements; and
•
laboratory supplies and materials used for internal research and development activities.

Indirect costs, including:

•
Salaries, payroll taxes, employee benefits, and stock-based compensation for those individuals involved in research and development efforts; and
•
Facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, insurance, equipment and other supplies.

We track external research and development expenses on a program-by-program basis. However, we do not track our internal research and development expenses on a program-by-program basis as they primarily relate to resources that are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we continue to invest in research and development activities related to developing our product candidates, conduct our clinical trials, including later-stage clinical trials, and seek regulatory approvals for our product candidates that successfully complete clinical trials, as we expand our product pipeline and as we increase personnel to support our research and development efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include facilities related expenses not included in research and development expense, legal fees related to intellectual property and corporate matters, other professional fees for accounting and consulting services, insurance, and other administrative expenses.

We expect that our general and administrative expense will increase for the foreseeable future as we continue to support our expanding headcount and operation to support the growth of our business, as we advance our product candidates through clinical development, and if any of our product candidates receive marketing approval, as we commence commercialization efforts. We also expect increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements, director and officer insurance premiums, board of director fees, investor relations costs and other expenses.

Change in Fair Value of Contingent Consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp Ltd. ("Zihipp"). The fair value of the contingent consideration was estimated based on the probability of milestone achievement, estimated time to payment and an estimated discount rate.

Other Income (Expense)

Change in Fair Value of Convertible Promissory Note

Due to certain embedded provisions contained in the convertible promissory note that required bifurcation as derivative instruments, we elected to carry the convertible promissory note at its estimated fair value at issuance and remeasure the estimated fair value through earnings until settled.

Interest Expense

Interest expense primarily consists of interest payable on notes to the former shareholders of Zihipp related to the achievement of certain development milestones.

Foreign Exchange Gain (Loss)

Foreign exchange gain (loss) consists of gains or losses from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Interest Income

Interest income consists of interest earned from our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Operating expenses:
Acquired in-process research and development	$90	$10,179	$(10,089)
Research and development	107,517	15,564	91,953
General and administrative	26,797	15,042	11,755
Change in fair value of contingent consideration	90,429	2,884	87,545
Total operating expenses	224,833	43,669	181,164
Loss from operations	(224,833)	(43,669)	(181,164)
Other income (expense):
Change in fair value of convertible promissory note	—	(5,452)	5,452
Interest expense	(223)	—	(223)
Foreign exchange gain (loss)	406	(3)	409
Interest income	6,185	1,918	4,267
Loss before income taxes	(218,465)	(47,206)	(171,259)
Income tax benefit	9,338	—	9,338
Net loss	$(209,127)	$(47,206)	$(161,921)

Operating Expenses

Acquired In-Process Research and Development Expenses

For the years ended December 31, 2024 and 2023, we recognized $0.1 million and $10.2 million, respectively, in acquired-in-process research and development expenses in connection with the licenses acquired from D&D Pharmatech Inc ("D&D").

Research and Development Expenses

Research and development expenses increased by $91.9 million from $15.6 million for the year ended December 31, 2023, to $107.5 million for the year ended December 31, 2024. The increase was mainly due to the ramp up of product candidate development and the related preclinical, clinical and contract manufacturing costs associated with our portfolio of injectable and oral development programs.

Research and development expenses by program are summarized in the table below (in thousands):

	Year ended December 31,
Strategy	2024	2023
Fully biased, monthly GLP-1 RA	$38,209	$2,276
Amylin agonism + GLP-1 RA	12,984	1,016
Oral peptide platform	25,403	5,196
Next-generation combinations with GLP-1 RA + amylin agonism	4,911	—
Development and discovery infrastructure, including personnel related	26,010	7,076
Total research and development expenses	$107,517	$15,564

General and Administrative Expenses

General and administrative expenses increased by $11.8 million from $15.0 million for the year ended December 31, 2023, to $26.8 million for the year ended December 31, 2024. The increase was primarily due to an increase in our professional and consulting fees of $5.5 million as we prepared for an initial public offering and an increase in personnel related expenses of $4.8 million as we expanded our operations to support our research and development efforts. We also experienced an increase in stock-based compensation expenses of $1.3 million and a $1.1 million increase in market research expenses. The increase was partially offset by a decrease in other general and administrative expenses of $0.9 million, which was primarily driven by the decline in acquisition expenses.

Change in Fair Value of Contingent Consideration

For the years ended December 31, 2024 and 2023, we recognized a change in fair value of contingent consideration of $90.4 million and $2.9 million, respectively, related to the Zihipp acquisition that occurred in 2023. The change in fair value of contingent consideration during the year ended December 31, 2024, was primarily attributable to the pursuit of a new product and an increase in the probability of success.

Other Income (Expense)

Change in Fair Value of Convertible Promissory Note

Upon conversion to Series Seed preferred stock during 2023, we recognized a change in fair value of $5.5 million related to the convertible promissory note. This change was mainly attributable to an increase in enterprise value associated with the Series Seed preferred stock transaction.

Interest Expense

For the year ended December 31, 2024, we recognized $0.2 million in interest expense on notes payable to the former shareholders of Zihipp related to the achievement of certain development milestones.

Foreign Exchange Gain (Loss)

For the years ended December 31, 2024 and 2023, we recognized a foreign exchange gain of $0.4 million and a foreign exchange loss of $3,000, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Interest Income

For the years ended December 31, 2024 and 2023, we recognized $6.2 million and $1.9 million, respectively, of interest income related to cash and cash equivalents in certain interest bearing and money market accounts.

Liquidity and Capital Resources

Source of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

To date, we have funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock, convertible notes in private placements and our initial public offering. Through December 31, 2024, we had raised aggregate net proceeds of approximately $535.9 million from sales of shares of our convertible preferred stock and the issuance of a convertible promissory note. In February 2025, we completed our IPO pursuant to which we issued and sold an aggregate of 17,569,444 shares of our common stock at a price to the public of $18.00 per share. We received gross proceeds of $316.2 million and aggregate net proceeds of $288.4 million after deducting underwriting discounts and commissions of $22.1 million and other offering expenses of $5.7 million. As of December 31, 2024, we had cash and cash equivalents of $352.4 million and an accumulated deficit of $257.1 million.

We expect to continue to incur significant operating losses in the foreseeable future to support the planned continued development of our product candidates. Our current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next twelve months from the issuance date of our audited statements included in this Annual Report, see "Part II, Item 8 - Financial Statement and Supplementary Data". Our future viability is dependent on our ability to generate cash from our operating activities or to raise additional capital to finance our operations. There is no assurance that we will succeed in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant and increasing expenses for the foreseeable future as we continue to advance our product candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our product candidates, incur costs associated with potential commercialization, attract, hire and retain personnel, maintain, expand and protect our intellectual property portfolio, implement operational, financial and management information systems, and make royalty, milestone or other payments. We are subject to all the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements, and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot assure you that we will be successful in obtaining additional financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure these sources of financing and ultimately attain profitable operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to, the following:

•
the initiation, type, number, scope, progress, expansions, results, costs and timing of clinical trials and preclinical studies of any of our current and future product candidates we may choose to pursue, including the costs of modification to clinical development plans based on feedback that we may receive from regulatory authorities;
•
the costs and timing of manufacturing for any of our current or future product candidates, including commercial manufacturing at sufficient scale, if any product candidate is approved, including as a result of inflation, any supply chain issues or component shortages;
•
the costs, timing and outcome of regulatory meetings and reviews of any of our current or future product candidates in any jurisdictions in which we or our current or any future collaborators may seek approval for any of our current or future product candidates;
•
the costs of obtaining, maintaining, enforcing and protecting our patents and other intellectual property and proprietary rights;
•
our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal control over financial reporting;
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing and control, quality and commercial personnel;
•
the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future license or collaboration agreements with third parties;
•
the costs and timing of establishing or securing sales and marketing capabilities, if any of other current or future product candidates is approved;

•
our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•
our ability and strategic decision to develop future product candidates, and the timing of such development, if any;
•
patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•
the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•
costs associated with any products or technologies that we may in-license or acquire.

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Annual Report will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect.

Cash Flows

The following table sets forth summary of our cash flow activity for the years indicated (in thousands):

	Year ended December 31,
	2024	2023
Cash used in operating activities	$(100,039)	$(35,393)
Cash used in investing activities	(43)	(28,242)
Cash provided by financing activities	378,198	123,683
Effect of exchange rate changes on cash	(864)	167
Net increase in cash and cash equivalents	$277,252	$60,215

Operating Activities

During the year ended December 31, 2024, cash used in operating activities was $100.0 million. Cash used in operating activities reflected our net loss of $209.1 million, offset by a $25.5 million net decrease in our operating assets and liabilities and noncash charges of $83.6 million, which consisted of $90.4 million related to the change in fair value of our contingent consideration, and $2.4 million related to stock-based compensation expense, slightly offset by a $9.3 million change in our deferred tax benefit.

During the year ended December 31, 2023, cash used in operating activities was $35.4 million. Cash used in operating activities reflected our net loss of $47.2 million, offset by a $4.0 million net decrease in our operating assets and liabilities and noncash charges of $7.8 million, which consisted of $5.5 million related to the change in fair value of our convertible promissory note, $2.9 million related to the change in fair value of our contingent consideration and $0.1 million related to stock-based compensation expense. This was offset by the settlement of accrued interest of $0.6 million related to our convertible promissory note.

Investing Activities

During the year ended December 31, 2024, cash used in investing activities was $43,000 and related to the purchase of property and equipment.

During the year ended December 31, 2023, cash used in investing activities was $28.2 million and related to amounts paid in connection with the acquisition of Zihipp.

Financing Activities

During the year ended December 31, 2024, cash provided by financing activities was $378.2 million. Net cash provided by financing activities for the year ended December 31, 2024 consisted of $398.0 million received from the sale of our Series A, Series A-1 and Series B convertible preferred stock, offset by payments of $0.8 million for preferred stock financing costs, payment of contingent consideration of $18.1 million, the settlement of a deferred payment of $0.5 million related to the acquisition of Zihipp and $0.3 million for the payment of financing costs related to our initial public offering.

During the year ended December 31, 2023, cash provided by financing activities was $123.7 million. Net cash provided by financing activities for the year ended December 31, 2023 consisted of $123.9 million received from the sale of our Series Seed and Series A convertible preferred stock, offset by payments of $0.2 million for financing costs.

Contractual Obligations and Commitments

As of December 31, 2024 we had future minimum lease commitments of $1.5 million related to noncancelable operating leases for office space, under a long-term lease arrangement. We enter into contracts in the normal course of business with our CDMOs, CROs and other third parties to support development activities. These contracts are generally cancelable by us.

Payment obligations in connection with the acquisition of Zihipp and license agreements with D&D are contingent upon future events such as our achievement of pre-specified development, regulatory, and commercial milestones, or royalties on net product sales. As of December 31, 2024, the timing and likelihood of achieving the milestones and generating future product sales are uncertain and therefore, any related payments are not included in the discussion above. See Key Agreements section below for additional information.

Key Agreements

Acquisition of Zihipp Ltd.

On September 22, 2023, or the Closing Date, we entered into a share purchase agreement, as amended, with the selling shareholders holding the entire issued share capital of Zihipp, pursuant to which we acquired 100% of the outstanding share capital of Zihipp. Zihipp holds an exclusive licensing agreement with Imperial College of Science, Technology and Medicine in London ("Imperial College") granting rights to patent applications and preclinical and clinical data packages for NuSH peptide programs, as further discussed below. Zihipp also holds a minority interest in SanPlena LLC ("SanPlena") to which it has also out-licensed certain technology (which is independent of the technologies used for our pipeline and programs) to create a drug-device combination utilizing EOFlow’s smart wearable drug delivery platform and novel gut peptides. The acquisition expanded our diabetes and obesity pipeline.

The acquisition involved upfront and deferred cash payments totaling $34.3 million and contingent consideration valued at $42.9 million as of the Closing Date. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture ("JV") milestone payments, and royalties on net product sales and out-licensed intellectual property. The Company is obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena. In addition, former Zihipp shareholders are also entitled to low-single digit royalties on net product sales and low-single to mid-teen digit payment of net receipts on non-royalty license income at certain milestone events for out-licensed intellectual property. The royalty term ends on the latest of (i) the 10-year anniversary of the first commercial sale in each country, (ii) the expiration of any regulatory exclusivity period, or (iii) the expiration of the last-to-expire relevant patent.

During the year ended December 31, 2024, certain development milestones were achieved.

•
On May 29, 2024, we paid $6.3 million towards a development milestone and issued a note payable to related parties with a principal balance of $5.9 million. The note accrued interest at a rate of 5.25%. We paid off the existing note payable of $5.9 million and accrued interest of $0.2 million on November 29, 2024.
•
On October 18, 2024, we paid $6.3 million towards a development milestone and issued a note payable to related parties with a principal balance of $5.9 million. The note accrues interest at a rate of 5.00% and all principal and interest are due, if not settled prior, on October 18, 2025.
•
On December 18, 2024, we paid $2.5 million towards a development milestone and issued a note payable to related parties with a principal balance of $2.4 million. The note accrues interest at a rate of 4.75% and all principal and interest are due, if not settled prior, on December 11, 2025.

D&D License Agreements

Second Amended and Restated D&D License Agreement

In March 2024, we entered into a Second Amended and Restated License Agreement (the "A&R Agreement") with D&D, pursuant to which D&D granted us an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide and modified peptide

GLP-1 agonists and amylin/calcitonin agonists, or A&R Licensed Products. For certain A&R Licensed Products, we may exploit such A&R Licensed Products for oral use in any fields, and for other A&R Licensed Products developed by us and formulated for oral delivery using D&D’s platform technology, we may exploit such A&R Licensed Products for oral use for the treatment, cure or control of diabetes, obesity, weight loss or nonalcoholic steatohepatitis ("NASH"). D&D also granted us a right of first refusal with respect to offers from third parties for D&D to assign, sell, or license certain injectable amylin agonist or GLP-1 agonist molecules for the treatment, cure or control of diabetes, obesity, weight loss or NASH.

Simultaneously with the A&R Agreement, we also entered into an Amended and Restated Research and Collaboration Agreement (the "Collaboration Agreement") with D&D and its wholly-owned subsidiary, Neuraly, Inc. ("Neuraly") pursuant to which we co-develop certain A&R Licensed Products with D&D. Under the Collaboration Agreement, all inventions jointly-developed are owned jointly by the parties with D&D’s interest therein exclusively licensed to us under the terms of the Collaboration Agreement and the A&R Agreement.

Under the A&R Agreement, we are obligated to use commercially reasonable efforts to develop through regulatory approval, in the applicable field in the United States and at least three specified major market countries, and commercialize in the countries in which regulatory approval is received, at least: (i) one A&R Licensed Product that includes a compound from a specified group of GLP-1 agonists, (ii) one A&R Licensed Product that includes a compound from a specified group of GLP-1/GIP/glucagon triple agonists, another GLP-1 agonist (including any peptide-based multi-agonist targeting GLP-1 receptors) developed by D&D, or an amylin agonist (including any peptide-based multi-agonist targeting amylin) developed by D&D, and (iii) one A&R Licensed Product that includes either a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology. During the term of the A&R Agreement, D&D is restricted from developing, manufacturing or commercializing any (i) oral amylin agonist or oral GLP-1 agonist for the treatment, cure or control of diabetes, obesity, weight loss, or NASH by utilizing D&D’s platform technology, or (ii) any compound that has the identical amino acid backbone sequence as a licensed compound under the A&R Agreement or any compound covered by a patent right obtained jointly by the parties under the A&R Agreement.

We paid D&D a one-time, upfront payment of $10 million upon entering the A&R Agreement. We are obligated to pay D&D, upon the achievement of specific development and regulatory milestones by A&R Licensed Products: (i) up to $26 million in the aggregate for each GLP-1 agonist or amylin agonist A&R Licensed Products that are developed by us and formulated for oral delivery using D&D’s platform technology and that achieve such milestones, (ii) up to $52 million in the aggregate for each of the first A&R Licensed Product that includes (a) a compound from a specified group of GLP-1 agonists, (b) a compound from a specified group of GLP-1/GIP/glucagon triple agonists, (c) another GLP-1 agonist developed by D&D using D&D’s platform technology or (d) an amylin agonist developed by D&D using D&D’s platform technology, to achieve such milestones, and (iii) up to $45 million in the aggregate for each subsequent A&R Licensed Product for those categories in (ii) above, to achieve such milestones. We are also obligated to pay D&D up to $112.5 million in the aggregate upon the achievement of specific sales milestones by A&R Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and developed for oral delivery using D&D’s platform technology and up to $225 million in the aggregate upon the achievement of specific sales milestones by A&R Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. We have also agreed to pay D&D, on a A&R Licensed Product-by-A&R Licensed Product and country-by-country basis during the royalty term (subject to customary reductions) on annual net sales of such A&R Licensed Product in such country: (i) tiered low-single to mid-single digit percentage royalties on A&R Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology and (ii) tiered mid-single digit to low double digit percentage royalties on A&R Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. The royalty term commences on the date of first commercial sale of such A&R Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such A&R Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such A&R Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such A&R Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such A&R Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit an A&R Licensed Products with the percentage varying based on the development stage of the A&R Licensed Product at the time the sublicense is granted. We are also obligated to pay D&D a fee upon undergoing any first change of control, if such change of control occurs after the initiation of a Phase 2 clinical trial for an A&R Licensed Product or a Triple G Licensed Products (see “—D&D Triple G License Agreement” below), where such fee is equal to a mid-single digit percentage of any consideration received by us in connection with such change of control, subject to a cap of $35 million.

For a more detailed description of the A&R Agreement, see the section titled “Business—Licensing, Partnerships and Collaborations.”

D&D Triple G License Agreement

In March 2024, we entered into a License Agreement, or the Triple G License Agreement, with D&D, pursuant to which D&D granted us an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide-based triple agonists targeting the receptors for GLP-1, GIP, and glucagon ("Triple G Licensed Products") administered by injection for the treatment, cure or control of all diseases and conditions, or the Field.

Pursuant to our Collaboration Agreement with D&D and Neuraly, Neuraly is responsible for certain preclinical development of Triple G Licensed Products and all inventions that are jointly-developed are owned jointly by the parties to the Collaboration Agreement, with D&D’s interest therein exclusively licensed to us. We have sole control over and are responsible for all other manufacturing, development, commercialization, and medical affairs for the Triple G Licensed Products in the Field. During the term of the Triple G License Agreement, D&D is restricted from developing, manufacturing or commercializing any injectable GLP-1 agonist, dual GLP-1/GIP agonist, or GLP-1/GIP/glucagon triple agonist that is developed or commercialized for the treatment, cure or control of diabetes, obesity, weight loss, or NASH, except for certain existing compounds. We paid D&D a one-time, upfront payment of $50,000 upon entering the Triple G License Agreement. We are obligated to pay D&D up to $52 million in aggregate upon the achievement of specific development and regulatory milestones by the first Triple G Licensed Product and up to $45 million in aggregate for each subsequent Triple G Licensed Product to achieve a subset of such milestones. We are also obligated to pay D&D up to $165 million in aggregate upon the achievement of specific sales milestones by Triple G Licensed Products. We also agreed to pay D&D, on a Triple G Licensed Product-by-Triple G Licensed Product and country-by-country basis during the royalty term (subject to customary reductions), tiered mid-single digit to low-double digit percentage royalties on annual net sales of such Triple G Licensed Product in such country. The royalty term commences upon the first commercial sale of such Triple G Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such Triple G Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such Triple G Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such Triple G Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such Triple G Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit Triple G Licensed Products, with the percentage varying based on the development stage of the Triple G Licensed Product at the time the sublicense is granted.

For a more detailed description of the Triple G License Agreement, see the section titled “Business—Licensing, Partnerships and Collaborations.”

For the years ended December 31, 2024 and 2023, we expensed $7.7 million and $3.7 million, respectively, for full-time employee expenses and the cost of reagents and raw materials related to Neuraly. No milestone payments or royalties were made from the date of the license agreement through December 31, 2023. In November 2024, certain development milestones were achieved and $2.0 million were included in research and development expenses and accrued expenses and other current liabilities as of December 31, 2024. The milestone was paid in cash during January 2025.

Imperial License Agreement

In September 2023, in connection with our acquisition of Zihipp Ltd., we acquired an exclusive intellectual property license agreement dated February 28, 2019, which was amended in December 2020, December 2021, February 2023, and June 2023 (the "Imperial Agreement") with Imperial College of Science, Technology and Medicine. The Imperial Agreement was novated in February 2019 by Imperial College of Science, Technology and Medicine to Imperial Innovations Limited and Imperial Innovations Limited later changed its name to IP2IPO Innovations Limited ("Imperial"). Under the Imperial Agreement, Imperial granted us an exclusive, sublicensable (subject to compliance with certain conditions) worldwide license under certain licensed patents and know-how to develop, manufacture and commercialize certain products, including MET-097i and MET-233i ("Imperial Licensed Products") for use in human and veterinary therapeutics.

Under the Imperial Agreement, we are required to use reasonable efforts to develop and commercially exploit the Imperial Licensed Products throughout the world as soon as reasonably practicable. We are also required to use diligent and reasonable efforts to supply Imperial Licensed Products in certain developing countries at a price that reflects the direct cost of manufacture plus a customary margin for a generic pharmaceutical product in such country. Imperial reserves the right for itself and its affiliates, employees, students and its other researchers to further research and develop the licensed intellectual property.

Pursuant to the Imperial Agreement, we are obligated to pay Imperial up to £20.5 million ($26.1 million at an exchange rate of 1.27 on December 31, 2023) in the aggregate upon the achievement of certain development, regulatory and financing milestones. Upon entering into the Imperial Agreement, Imperial also received an allotment of 333,333 ordinary shares of Zihipp. We are required to pay Imperial an annual license fee and, upon the achievement of certain funding, regulatory, and patent prosecution milestones, we are obligated to reimburse Imperial for certain patent related costs. We are obligated to pay Imperial tiered, low-single digit percentage royalties on net sales of the Imperial Licensed Products, subject to reductions if we require a license from a third party to its intellectual property in order to exploit an Imperial Licensed Product. We are also required to pay Imperial a mid-single digit to mid-teen percentage of net receipts from sublicenses where the percentage depends on the regulatory stage of the applicable Imperial Licensed Product at the time of such sublicense. In December 2024, certain development milestones for Imperial were achieved and £0.6 million ($0.7 million USD) were included in research and development expenses and accrued expenses and other current liabilities as of December 31, 2024.

For a more detailed description of the Imperial Agreement, see the section titled “Business—Licensing, Partnerships and Collaborations.”

Amneal Supply Agreement

In September 2024, we entered into a Development and Supply Agreement (the "Supply Agreement") with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. ("Amneal"). Under the Supply Agreement, Amneal will develop, manufacture, and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use worldwide (other than certain South and Southeast Asian, African, and Middle Eastern countries) (the "Territory"). We will also provide funding in support of the construction of a new Amneal facility for the manufacture of drug substances and drug products, which Amneal will use to manufacture peptide drug substances and injectable peptide products for us and drug substances and drug products for itself and its other customers.

Amneal is responsible for process development, manufacture and supply of drug substances and drug products designated by us. Amneal is designated as our preferred supplier for commercial products, and we are required to purchase an agreed upon percentage of our annual commercial drug substance and drug product needs, subject to certain conditions and price competitiveness for which we may reduce the supply thresholds.

Amneal is required to supply the agreed upon percentage of our annual needs, and use reasonable, diligent efforts to supply all of our requirements of drug product if requested, up to 100,000,000 cartridge-based injectable drug product units per year, and of drug substance, up to the maximum annual capacity of the new facility. Amneal is restricted from developing, manufacturing, supplying and/or marketing any competing GLP-1 and amylin agonist products for competitors, with limited exceptions for certain competitors and products already controlled by a third-party acquirer of Amneal in the event Amneal is acquired.

Amneal is responsible for constructing a new facility in India for the manufacture of injectable peptide drug products, a portion of which is required to have a maximum annual capacity of at least 100,000,000 units of injectable drug product that is dedicated to us. We are obligated to pay up to $100 million over four years for the construction of the facility, and we are entitled to receive an aggregate rebate of up to $100 million based on each unit of drug product manufactured by Amneal at the facility for us, Amneal and Amneal’s other customers. Following the first commercial sale of the first injectable drug product, we are obligated to order a minimum number of units of injectable drug product annually, with any shortfall subject to a mid-single digit payment per unit not ordered, and excess orders carrying forward to the next year.

The supply price for commercial drug product and drug substance is a combination of a predetermined fixed price based on cost-of-goods plus a corresponding mark-up and an earn-out based on the gross profit of the products.

In the event of a supply failure, we may source the shortfall from alternate suppliers and receive credits against future orders from Amneal for a specified time period. Amneal must prioritize our orders to prevent or mitigate supply failures. Amneal must secure and maintain an adequate safety stock of drug products and key components to avoid supply shortfalls.

As of December 31, 2024, no payments were made, and no income or expenses were recognized under the Supply Agreement.

For a more detailed description of the Supply Agreement, see the section titled “Business—Licensing, Partnerships and Collaborations.”

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities in our consolidated financial statements, as well as the reported expenses incurred during the reporting periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers provide us invoices monthly in arrears for services performed. We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at the time. We periodically confirm the accuracy of estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period.

Determination of the Fair Value of Contingent Consideration

Business combinations may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. We estimate the fair value of the contingent consideration based on the probability of milestone achievement, estimated time to payment and an estimated discount rate. See Note 3 and Note 7 to our consolidated financial statements for further details.

Off-balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements found elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our consolidated financial statements.

JOBS Act and Smaller Reporting Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the consummation of our initial public offering, or December 31, 2030, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if, among other factors, the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year (subject to certain conditions), or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Metsera, Inc.

METSERA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Metsera, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metsera, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Iselin, New Jersey

March 26, 2025

METSERA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$352,447	$75,195
Prepaid expenses and other current assets	6,686	1,609
Total current assets	359,133	76,804
Property and equipment, net	57	27
Operating lease right-of-use asset	1,385	—
Intangible assets	68,521	69,421
Goodwill	21,892	22,179
Other assets	—	410
Total assets	$450,988	$168,841
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$20,837	$2,656
Accrued expenses and other current liabilities	17,877	2,752
Note payable with related parties	8,387	—
Deferred payment	—	515
Due to related parties	392	946
Operating lease liabilities, current portion	714	—
Contingent consideration, short-term	19,100	13,300
Total current liabilities	67,307	20,169
Deferred tax credits	—	410
Deferred tax liabilities	7,780	17,261
Operating lease liabilities, long-term	701	—
Contingent consideration, long-term	87,850	32,500
Total liabilities	163,638	70,340
Redeemable convertible preferred stock, par value $0.00001 per share:
Series Seed redeemable convertible preferred stock: 36,599,998 shares authorized; 36,599,998 shares issued and outstanding at December 31, 2024 and December 31, 2023 (Liquidation value of $54,900 at December 31, 2024)	54,815	54,815
Series A redeemable convertible preferred stock: 79,999,993 shares authorized; 79,999,993 and 29,666,664 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively (Liquidation value of $240,000 at December 31, 2024)	239,752	88,868
Series A-1 redeemable convertible preferred stock: 9,696,970 shares authorized; 9,696,970 shares issued and outstanding at December 31, 2024 (Liquidation value of $32,000 at December 31, 2024)	31,931	—
Series B redeemable convertible preferred stock: 42,658,718 shares authorized; 42,658,718 shares issued and outstanding at December 31, 2024 (Liquidation value of $215,000 at December 31, 2024)	214,359	—
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value $0.00001 per share: 72,348,953 shares authorized; 15,368,385 and 13,831,417 shares issued and outstanding at December 31, 2024 and 2023, respectively.	—	—
Additional paid-in capital	2,479	85
Accumulated other comprehensive income	1,160	2,752
Accumulated deficit	(257,146)	(48,019)
Total stockholders’ deficit	(253,507)	(45,182)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$450,988	$168,841

The accompanying notes are an integral part of these consolidated financial statements.

METSERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year ended December 31, 2024	Year ended December 31, 2023
Operating expenses:
Acquired in-process research and development	$90	$10,179
Research and development	107,517	15,564
General and administrative	26,797	15,042
Change in fair value of contingent consideration	90,429	2,884
Total operating expenses	224,833	43,669
Loss from operations	(224,833)	(43,669)
Other income (expense):
Change in fair value of convertible promissory note	—	(5,452)
Interest expense	(223)	—
Foreign exchange gain (loss)	406	(3)
Interest income	6,185	1,918
Loss before income taxes	(218,465)	(47,206)
Income tax benefit	9,338	—
Net loss	$(209,127)	$(47,206)
Net loss per share of common stock, basic and diluted	$(14.49)	$(3.48)
Weighted-average shares of common stock outstanding, basic and diluted	14,431,846	13,571,987
Other comprehensive income:
Foreign currency translation adjustment	(1,592)	2,752
Other comprehensive (loss) income	(1,592)	2,752
Total comprehensive loss	$(210,719)	$(44,454)

The accompanying notes are an integral part of these consolidated financial statements.

METSERA, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Redeemable Convertible Preferred Stock		Common stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	deficit	deficit
Balance at December 31, 2022	—	$—	12,767,462	$—	$—	$—	$(813)	$(813)
Issuance of common stock	—	—	1,063,955	—	—	—	—	—
Sale of Series Seed convertible preferred stock, net of issuance costs	23,266,665	34,815	—	—	—	—	—	—
Issuance of Series Seed convertible preferred stock upon conversion of convertible promissory note	13,333,333	20,000	—	—	—	—	—	—
Sale of Series A convertible preferred stock, net of issuance costs	29,666,664	88,868	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	85	—	—	85
Foreign currency translation adjustment	—	—	—	—	—	2,752	—	2,752
Net loss	—	—	—	—	—	—	(47,206)	(47,206)
Balance at December 31, 2023	66,266,662	143,683	13,831,417	—	85	2,752	(48,019)	(45,182)
Sale of Series A convertible preferred stock, net of issuance costs	50,333,329	150,884	—	—	—	—	—	—
Sale of Series A-1 convertible preferred stock, net of issuance costs	9,696,970	31,931	—	—	—	—	—	—
Sale of Series B convertible preferred stock, net of issuance costs	42,658,718	214,359	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,394	—	—	2,394
Vesting of restricted stock	—	—	1,536,968	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(1,592)	—	(1,592)
Net loss	—	—	—	—	—	—	(209,127)	(209,127)
Balance at December 31, 2024	168,955,679	$540,857	15,368,385	$—	$2,479	$1,160	$(257,146)	$(253,507)

The accompanying notes are an integral part of these consolidated financial statements.

METSERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2024	Year ended December 31, 2023
Operating activities:
Net loss	$(209,127)	$(47,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14	2
Non-cash interest expense	66	—
Settlement of accrued interest related to convertible promissory note	—	(632)
Change in fair value of convertible promissory note	—	5,452
Stock-based compensation expense	2,394	85
Change in fair value of contingent consideration	90,429	2,884
Deferred tax benefit	(9,338)	—
Non-cash lease expense	30	—
Changes in operating assets and liabilities:
Other assets	—	(410)
Prepaid expenses and other current assets	(2,036)	(1,425)
Accounts payable	16,547	2,601
Accrued expenses and other liabilities	14,064	2,417
Due to related parties	(252)	429
Payment of contingent consideration	(2,830)	—
Deferred tax credits	—	410
Net cash used in operating activities	(100,039)	(35,393)
Investing activities:
Acquisition of Zihipp Ltd., net of cash acquired	—	(28,213)
Purchase of property and equipment	(43)	(29)
Net cash used in investing activities	(43)	(28,242)
Financing activities:
Proceeds from the sale of convertible preferred stock	398,000	123,900
Payment of financing costs related to sale of convertible preferred stock	(826)	(217)
Payment of deferred financing costs related to initial public offering	(333)	—
Settlement of deferred payment related to the acquisition of Zihipp, Ltd.	(515)	—
Payment of contingent consideration	(18,128)	—
Net cash provided by financing activities	378,198	123,683
Effect of exchange rates on cash and cash equivalents	(864)	167
Net increase in cash and cash equivalents	277,252	60,215
Cash and cash equivalents at the beginning of year	75,195	14,980
Cash and cash equivalents at the end of year	$352,447	$75,195
Supplemental non-cash financing activities:
Issuance of Series Seed convertible preferred stock upon conversion of convertible promissory note	$—	$20,000
Deferred financing costs within accounts payable and accrued expenses	$2,713	$112
Issuance of related party note to settle contingent consideration	$8,321	$—
Cash paid for interest	$157	$—
Operating lease right-of-use asset exchanged for operating lease liability	$1,481	$—

The accompanying notes are an integral part of these consolidated financial statements.

METSERA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Liquidity and Risk

Metsera, Inc. ("Company"), a Delaware corporation, was incorporated in June 2022 and is a clinical-stage biotechnology company developing next-generation injectable and oral nutrient stimulated hormone ("NuSH") analog peptides to treat obesity, overweight and related conditions. The Company has developed and is implementing proprietary methods and platform technologies to advance a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides with the potential to not only address the limitations of approved therapies, but also many of the anticipated limitations of next-generation therapies in development. The Company uses its proprietary MINT peptide library of NuSH analog peptides alongside its Half-life Augmentation by Lipid Optimization half-life extending platform and its MOMENTUM oral NuSH analog peptide delivery platform to deliver highly differentiated product candidates that they are advancing into clinical trials for obesity or overweight.

In March 2023, the Company’s board of directors approved a 3-for-1 reverse stock split of its issued and outstanding common stock and stock option awards. In January 2025, the Company’s board of directors approved a 2.349723-for-1 reverse stock split of its issued and outstanding common stock and stock option awards. All issued and outstanding shares of common stock, stock option awards and per share data have been adjusted in these audited consolidated financial statements, on a retrospective basis, to reflect the reverse stock splits for all periods presented.

Liquidity and Risk

As of December 31, 2024, the Company had cash and cash equivalents of $352.4 million. In February 2025, the Company raised aggregate net proceeds of approximately $288.4 million from the issuance and sale of shares from its initial public offering ("IPO"). The Company has incurred losses and negative operating cash flows since inception and had an accumulated deficit of $257.1 million as of December 31, 2024. During the year ended December 31, 2024, the Company incurred a net loss of $209.1 million and negative operating cash flows of $100.0 million. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates. No assurance can be given that any such financing will be available when needed or that the Company’s research and development efforts will be successful.

Since its inception in June 2022, the Company has funded its operations through the issuance of shares of its convertible preferred stock, convertible notes in private placements and shares issued in conjunction with the Company’s initial public offering. The Company believes that its current capital resources, which consist of cash and cash equivalents, will be sufficient to fund operations through at least the next twelve months from the date the accompanying consolidated financial statements are issued based on its current operating plan. As the Company continues to pursue its business plan, it expects to finance its operations through equity offerings, debt financings, or other capital sources, including current or potential future collaborations, licenses, and other similar arrangements. However, there can be no assurance that any additional financing or strategic arrangements will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it may be necessary to significantly reduce its scope of operations to reduce the current rate of spending through actions such as reductions in staff and the need to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which could have a material adverse effect on the Company’s business, results of operations or financial condition.

At the time of issuance of these financial statements, the previously reported going concern uncertainty has been alleviated based upon the completion of the Company's IPO.

2. Basis of presentation and significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification ("ASC") and the Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB") and Securities and Exchange Commission ("SEC").

Principles of consolidation

The Company’s consolidated financial statements include the accounts of Metsera, Inc. and its wholly owned subsidiaries, Zihipp Ltd. and Zihipp Inc. (collectively "Zihipp") that were acquired in September 2023 (see Note 4). All significant intercompany account balances and transactions within the Company and its subsidiaries have been eliminated upon consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures in the accompanying notes. The Company bases its estimates, assumptions and judgments on historical experience when available and on various factors that it believes to be reasonable under the circumstances as of the date of the accompanying consolidated financial statements, including the fair value of the convertible promissory note, net assets acquired from Zihipp and related contingent consideration, the fair value of the Company’s common stock and other assumptions in the measurement of stock-based compensation expense and accrued research and development expenses. In addition, other factors may affect estimates, including the expected business and operational changes, the sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from the estimates and assumptions used in the preparation of the accompanying financial statements under different assumptions or conditions.

Segment Information

The Company operates and manages its business as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s current focus is on the development of clinical and preclinical product candidates focused on developing next-generation injectable and oral nutrient stimulated hormone, analog peptides to treat obesity, overweight and related conditions. The Company has one reportable segment. The determination of reportable segments is based on the chief operating decision maker's ("CODM") use of financial information provided for the purpose of assessing performance and making operating decisions. The Company's CODM is its Chief Executive Officer.

The CODM assesses performance for the segment based on net loss. The measure of segment assets is reported on the balance sheet as total assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, the CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023.

	Year ended December 31, 2024	Year ended December 31, 2023
Research and Development Programs:
MET-097i	$38,209	$2,276
MET-233i	12,984	1,016
Oral peptide platform	25,403	5,196
Next-generation combinations with GLP-1 RA + amylin agonism	4,911	—
Development and discovery infrastructure	11,146	4,647
Personnel	19,181	2,968
Stock-based compensation	2,394	85
Professional fees and other	20,086	14,418
Acquired in-process research and development	90	10,179
Change in fair value of contingent consideration	90,429	2,884
Interest income	(6,185)	(1,918)
Other (income) expense, net (a)	(183)	5,455
Loss before income taxes	218,465	47,206
Income tax benefit	(9,338)	—
Segment net loss	209,127	47,206
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$209,127	$47,206

(a) Includes the change in fair value of convertible promissory note, interest expense and foreign exchange gain (loss).

Foreign currency translation

The Company’s consolidated financial statements are presented in U.S. dollars, the reporting currency of the Company. The functional currency of the Company’s subsidiary in the United Kingdom (U.K.) is the British Pound. Expenses have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheets dates and equity accounts at their historic rates. The net effect of these translation adjustments is shown as a component of accumulated other comprehensive income (loss).

Fair value of financial instruments

Management believes that the carrying amounts of the Company’s cash equivalents and accounts payable, approximate fair value due to the short-term nature of those instruments. The Company’s contingent consideration is recorded at its estimated fair value.

Concentration of credit risk

Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions in the United States. These deposits are held in checking and money market accounts and may, from time to time, exceed the federally insured amounts. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk in its cash and cash equivalents. The primary objectives of the Company’s investment portfolio are the preservation of capital and maintenance of liquidity.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks related to the successful development and commercialization of product candidates, fluctuations in operating results and financial risks, the ability to successfully raise additional funds when needed, protection of proprietary rights and patent risks, patent litigation, compliance with government regulations, dependence on key personnel and collaboration partners, and competition from competing products in the marketplace.

Cash and cash equivalents

The Company considers all highly-liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and certificates of deposit.

Property and equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Costs of renewals and improvements that extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is recognized on a straight-line basis over the estimated useful lives of the assets, which range from three to five years. Upon retirement or disposition of assets, the costs and related accumulated depreciation and amortization are removed from the accounts with the resulting gains or losses, if any, reflected in results of operations. As of December 31, 2024 and 2023, property and equipment consisted of computer equipment and furniture and fixtures.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. The Company determined that it has a single reporting unit. Goodwill is not amortized but is tested for impairment at least annually. The Company reviews goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the fair value of a reporting unit may be less than its carrying amount (a triggering event). The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative goodwill impairment test is unnecessary and goodwill is considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed with performing the quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company determines the fair value of its reporting unit and compares it to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Company records an impairment loss equal to the difference, but is limited to the total amount of goodwill. The goodwill balance decreased, subsequent to the acquisition date as a result of foreign currency translation adjustments. The Company did not recognize any impairment charges during the years ended December 31, 2024 and 2023 (see Note 4).

Indefinite-lived intangibles are carried at the initially recorded fair value less any recognized impairment. Indefinite-lived intangibles are tested at least annually for impairment. Impairment assessments are conducted more frequently if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, or a significant change in the marketplace, including changes in the size of the market for the Company’s products. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of its indefinite-lived intangibles are less than their carrying amount as a basis for determining whether it is necessary to perform a quantitative indefinite-lived intangibles impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of indefinite-lived intangibles are less than their carrying amount, then performing the quantitative indefinite-lived intangibles impairment test is unnecessary and indefinite-lived intangibles are considered to be unimpaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of indefinite-lived intangibles are less than their carrying amount, the Company will proceed with performing the quantitative indefinite-lived intangibles impairment test. In performing the impairment test, the Company estimates the fair value of the indefinite-lived intangible asset and compares it to the carrying value. If the carrying value exceeds the estimated fair value, the Company records an impairment loss for the difference. The Company did not recognize any impairment charges during the years ended December 31, 2024 and 2023 (see Note 4).

Deferred financing costs

The Company capitalizes costs that are directly associated with in-process debt and equity financings until such financings are consummated, at which time such costs are recorded against the gross proceeds from the applicable financing. Deferred financing costs are expensed in the event the related financing is abandoned. During the year ended December, 31, 2023, the Company incurred $0.2 million in financing costs associated with the sale of its redeemable convertible preferred stock that was recorded against the related proceeds. During the year ended December, 31, 2024, the Company incurred $3.0 million in financing costs associated with its IPO that will recorded against the related proceeds of the IPO in 2025.

Convertible promissory note

The Company evaluated the convertible promissory note and determined that it included embedded derivatives that would otherwise require bifurcation as derivative liabilities. Neither the note nor any embedded features were required to be classified as equity. Therefore, the hybrid financial instrument comprised of the debt host and the embedded derivative liability were accounted for under the fair value option. As the Company has elected to account for the note under the fair value option, debt issuance costs were immediately expensed. The note was converted into the Company’s Series Seed redeemable convertible preferred stock (Series Seed) during the year ended December 31, 2023.

Asset acquisitions

Acquisitions of assets or a group of assets that do not meet the definition of a business are accounted for as asset acquisitions, with a cost accumulation model used to determine the cost of the acquisition. Direct transaction costs are recognized as part of the cost of an acquisition of assets. Intangible assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development ("IPR&D"). Acquired IPR&D that has no alternative future use is expensed immediately as a component of in-process research and development expense in the consolidated statements of operations and comprehensive loss.

In addition to upfront consideration, acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be accounted for as a liability at fair value are recognized when the contingency is resolved and the consideration is paid or becomes payable. Contingent consideration payments made prior to regulatory approval are expensed as incurred. During the years ended December 31, 2024 and 2023, the Company recognized IPR&D expense of $0.1 million and $10.2 million, respectively, in connection with the upfront payments for the licenses acquired from D&D Pharmatech (see Note 8).

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the estimated interest rate that the Company would have to pay to borrow on a collateralized basis, an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use ("ROU") assets are determined based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. The operating lease ROU asset also includes impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option. Operating lease expenses are recognized, and the ROU assets are amortized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. Leases with an initial lease term of 12 months or less are not recorded on the balance sheet. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less.

Research and development expenses

Research and development costs are expensed as incurred and consist primarily of consideration transferred to third parties for the provision of services for product candidate development, preclinical and clinical development and related supply and manufacturing costs, regulatory compliance costs, and personnel and stock-based compensation expenses. At the end of the reporting period, the Company compares consideration transferred to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of consideration transferred to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record a net prepaid or accrued expense relating to these costs.

Payments made to third parties who perform research and development services on the Company’s behalf are expensed as services are rendered. Costs incurred in obtaining technology licenses, which include upfront cash payments, common stock issuances and liabilities for costs to perform certain research activities on behalf of the licensor that are deemed probable and estimable, are immediately recognized as acquired in-process research and development expense provided that the technology licensed has not reached technological feasibility and has no alternative future use.

Stock-based compensation

The Company measures employee and nonemployee stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company accounts for forfeitures in the period in which they occur.

Estimating the fair value of stock-based awards requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, and, for stock options, the expected life of the options and stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in estimating the fair value of stock-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment.

As the Company’s common stock was not publicly traded through December 31, 2024, its board of directors periodically estimated the fair value of the Company’s common stock considering, among other things, contemporaneous valuations of its common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The expected term of the stock options was estimated using the “simplified method” as the Company has insufficient historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option. For stock price volatility, the Company used comparable public companies as a basis for its expected volatility to calculate the fair value of option grants. The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected term of the option. The dividend rate is zero as the Company has not declared, nor plans in the future to declare, dividends.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Income taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, and the expected benefits of net operating losses and income tax credit carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company’s consolidated financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized.

As of December 31, 2024 and 2023, the Company has concluded that a full valuation allowance was necessary for substantially all of its U.S. net deferred tax assets. As of December 31, 2024, the Company has concluded that a partial valuation allowance was necessary for its U.K. net deferred tax assets due to the indefinite-lived IPR&D in the U.K. The Company had no material uncertain tax positions, interest, or penalties in the accompanying consolidated financial statements. Although there are no unrecognized income tax positions, when applicable, the Company’s policy is to report interest and penalties related to unrecognized income tax positions as a component of income tax expense.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with shareholders.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 using a retrospective transition method beginning with this annual report. The adoption of this ASU did not have a material impact on the Company’s consolidated financial condition or results of operations, see Note 2 "Basis of Presentation and Significant Accounting Policies - Segment Information".

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2022-09). ASU No. 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this pronouncement will have on its consolidated financial statements and disclosures.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, redeemable convertible preferred stock, restricted stock awards and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s convertible preferred stock and unvested restricted stock entitles the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock and unvested restricted stock have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	December 31,
	2024	2023
Redeemable convertible preferred stock	71,904,475	28,201,896
Unvested restricted stock awards	207,915	2,021,512
Stock options	8,753,069	1,489,535
	80,865,459	31,712,943

Amounts in the above table reflect the common stock equivalents.

3. Fair value measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•
Level 2 Inputs: Observable inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

There were no transfers between levels for the years ended December 31, 2024 and 2023. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis (amounts in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$55,954	$—	$—	$55,954
Certificate of Deposits	—	100,000	—	100,000
Total Assets	$55,954	$100,000	$—	$155,954
Liabilities:
Contingent consideration - short and long term	—	—	106,950	106,950
Total liabilities	$—	$—	$106,950	$106,950

	December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$42,755	$—	$—	$42,755
Certificate of Deposits	—	25,000	—	25,000
Total Assets	$42,755	$25,000	$—	$67,755
Liabilities:
Contingent consideration - short and long term	—	—	45,800	45,800
Total liabilities	$—	$—	$45,800	$45,800

The change in level three liabilities for the years ended December 31, 2024 and 2023 are as follows (amounts in thousands):

	Convertible Promissory Note	Contingent Consideration	Total
Balance at December 31, 2022	$15,180	$—	$15,180
Additions	—	42,916	42,916
Change in fair value	5,452	2,884	8,336
Settlements	(20,632)	—	(20,632)
Balance at December 31, 2023	—	45,800	45,800
Additions	—	—	—
Change in fair value	—	90,429	90,429
Settlements	—	(29,279)	(29,279)
Balance at December 31, 2024	$—	$106,950	$106,950

Contingent consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp (see Note 4). The fair value of the contingent consideration was estimated based on the probability of milestone achievement, and an estimated discount rate, and totaled $42.9 million at the time of acquisition. The subsequent change in fair value in contingent consideration during the year ended December 31, 2023 was attributable to the time value and related accretion. The change in fair value in contingent consideration during the year ended December 31, 2024, was primarily attributable to the pursuit of a new product, increase in the probability of success, and time value and related accretion.

The following table includes quantitative information about the significant unobservable inputs for the components of the Company’s contingent consideration liability as of the periods indicated:

	December 31, 2024	December 31, 2023
Development Milestone
Probability of achievement	n/a - 75.0%	n/a - 95.0%
Discount rate	9.0% - 9.5%	12.5% - 13.5%
Expected years until payment	0.8 - 4.1	0.6 - 3.8
Regulatory Milestone
Probability of achievement	2.4% - 56.3%	1.0% - 14.1%
Discount rate	9.2% - 10.2%	12.5%
Expected years until payment	2.5 - 7.6	5.1 - 8.1
Commercial Milestone
Probability of achievement	14.4% - 53.4%	7.2% - 13.4%
Discount rate	9.4% - 10.0%	12.5%
Expected years until payment	3.5 - 6.6	6.1 - 7.1
Royalties on Net Sales
Probability of achievement	2.0% - 33.0%	1.0% - 12.5%
Discount rate	9.5% - 11.8%	12.5% - 12.8%
Expected years until payment	4.3 - 20.3	7.3 - 21.3

Convertible promissory note

As further described in Note 6, in November 2022, the Company issued an unsecured convertible promissory note to an investor. Due to certain embedded provisions contained in the convertible promissory note that required bifurcation as derivative instruments, the Company elected to carry the convertible promissory note at its estimated fair value at issuance and remeasure the estimated fair value through earnings until settled. The fair value of the convertible promissory note was determined using a scenario-based analysis that estimated the fair value based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholder, settlement, equity financing, corporate transaction and dissolution scenarios. The Company adjusts the carrying value of the convertible promissory note to its estimated fair value at each reporting date, with qualifying increases or decreases in the fair recorded as change in fair value of convertible promissory note in the consolidated statements of operations and comprehensive loss.

In May 2023, the Company completed a qualified financing to which the principal was settled through the issuance of Series Seed and a cash payment for all outstanding accrued interest.

4. Acquisition of Zihipp Ltd.

On September 22, 2023 (the Closing Date), the Company entered into a share purchase agreement, as amended, with the selling shareholders holding the entire issued share capital of Zihipp, a biopharmaceutical company focused on the development of peptide hormones for use in novel therapeutics for the treatment of diabetes and obesity, pursuant to which the Company acquired 100% of the outstanding equity interests of Zihipp. Through its exclusive licensing agreement with the Imperial College of London, Zihipp had rights to all patent applications and pre-clinical and clinical data packages for various programs associated with the license at the time of acquisition. In addition, Zihipp also holds a minority interest in SanPlena LLC ("SanPlena") to which it has also out-licensed certain technology (which is independent of the technologies used for the Company’s pipeline and programs) to create a drug-device combination utilizing EOFlow’s smart wearable drug delivery platform and novel gut peptides. The acquisition of Zihipp expanded the Company’s current pipeline of novel therapeutics for diabetes and obesity.

The acquisition involved upfront and deferred cash payments totaling $34.3 million and contingent consideration with an estimated fair value of $42.9 million at the time of acquisition. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture ("JV") milestone payments, and royalties on net product sales and out-licensed intellectual property. The Company is obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena.

In addition, the former Zihipp shareholders are entitled to low-single digit royalties on net product sales and low-single to mid-teen digit payment of net receipts on non-royalty license income at certain milestone events for out-licensed intellectual property. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 10-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of the last-to-expire licensed patent of the Company or a jointly owned patent that covers such the Licensed Product in such country.

The Company recognized $2.7 million of acquisition-related costs during the year ended December 31, 2023, which were expensed as incurred as a component of general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024 and 2023, Zihipp incurred a net loss of $43.7 million and $1.5 million, respectively, which has been included in the consolidated financial statements from the date of acquisition.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the date of the acquisition (amounts in thousands):

Consideration paid:
Cash paid to sellers	$33,752
Deferred payment	515
Estimated fair value of contingent consideration	42,916
Total consideration paid	$77,183
Assets acquired:
Cash	$5,539
Prepaid expenses and other assets	171
In-process research and development – MET097 + MET233	62,000
In-process research and development – MET097 + MET233 + GLGC	5,000
Goodwill	21,406
Total assets acquired	94,116
Liabilities assumed:
Accounts payable	51
Accrued expenses and other liabilities	224
Deferred tax liability	16,658
Total liabilities assumed	16,933
Net assets acquired	$77,183

The amounts above represent the Company’s fair value estimates related to the acquisition. The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The identifiable intangible assets consist of two IPR&D assets which were assigned aggregate fair values of $67.0 million and are indefinite-lived until the programs obtain regulatory approval and begin to be commercialized. The fair value of the MET097 + MET233 asset was estimated using the multi-period excess earnings method, which estimates future cash flows attributable to the technology and applies a probability of success of 13.4% and a discount rate of 16%. The fair value of the MET097 + MET233+GLCG asset was estimated using the multi-period excess earnings method, which estimates future cash flows attributable to the technology and applies a probability of success of 7.2% and a discount rate of 16%. These nonrecurring fair value measurements are Level 3 measurements within the fair value hierarchy. Purchase accounting has been finalized and no adjustments were made to the amounts originally recorded.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was attributable to the expected synergies, value of the assembled workforce as well as the collective experience of the management team with regards to its operations. The goodwill is expected to be tax deductible.

The following table presents unaudited supplemental pro forma information as of the acquisition had occurred on January 1, 2023 (amounts in thousands):

December 31, 2023
Net loss	$(46,048)
Basic and diluted loss per share	$(3.39)

The pro forma financial information presented above has been prepared by combining the Company’s historical results and the historical results of Zihipp and adjusting those results to reflect the effects of the acquisition as if it occurred on January 1, 2023. These results do not purport to be indicative of the results of operations had the acquisition occurred on the date indicated above, or that may result in the future, and do not reflect potential synergies or additional costs following the acquisition.

5. Balance Sheet Components

Prepaid expenses and other current assets

	December 31,
	2024	2023
	(in thousands)
Prepaid research and development costs	$1,690	$739
Prepaid expenses	366	109
Deferred financing fees	3,046	—
Other current assets	1,584	761
Total prepaid expenses and other current assets	$6,686	$1,609

Accrued expenses and other current liabilities

	December 31,
	2024	2023
	(in thousands)
Employee compensation and related benefits	$5,815	$1,045
Research and development	9,680	1,151
Professional services and other general and administrative	1,972	556
Deferred tax credits	410	—
Total accrued expenses and other current liabilities	$17,877	$2,752

6. Convertible promissory note

In November 2022, the Company issued a convertible promissory note to an investor in exchange for $15.0 million in proceeds. The note bore simple interest at 8% and all principal and interest was due, if not converted prior, on March 31, 2023, which date was subsequently amended to June 30, 2023. Upon completion of a qualified financing event, as defined in the convertible promissory note agreement, the outstanding principal would automatically convert into the same securities issued in the qualified financing event at 75% of the subscription price. In May 2023, the Company completed a Series Seed raise in which the convertible promissory note automatically converted into 13,333,333 shares of Series Seed. The unpaid accrued interest of $0.6 million was settled in cash at the time of conversion.

Due to certain embedded features within the convertible promissory note that were required to be bifurcated as derivatives instruments, the Company elected to account for the convertible promissory note and embedded features under the fair value option to which changes in fair value, inclusive of stated interest, are recorded through the accompanying consolidated statements of operations and comprehensive loss. Immediately prior to the debt converting in May 2023, the Company recognized a $5.5 million change in fair value of the convertible promissory note equal to the excess fair value of the Series Seed issued and the cash paid for interest over the carrying value of the debt.

7. Commitments and contingencies

Operating Leases

In 2023, the Company entered into commitments under operating leases for certain facilities used in its operations with non-cancelable lease terms of less than twelve months. At December 31, 2023, the Company maintained security deposits in the amount of $44,000 within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. Total lease expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.4 million for the year ended December 31, 2023.

In 2024, the Company entered into two separate sublease agreements for approximately 3,000 square feet of office space in New York City, New York. The term of the subleases commenced in the fourth quarter of 2024 and expire in the fourth quarter of 2026. Under the sublease agreements, the Company is not required to pay operating costs, such as common area maintenance, taxes, utilities and insurance.

As of December 31, 2024, the Company maintains security deposits in the amount of $0.1 million within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Total lease expense for all operating leases in the consolidated statements of operations and comprehensive loss was approximately $0.7 million for the year ended December 31, 2024.

The maturity of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Undiscounted lease payments:
2025	787
2026	722
Total undiscounted lease payments	1,509
Less: Imputed interest	(94)
Operating lease liabilities	1,415
Less: Operating lease liabilities, current portion	(714)
Operating lease liabilities, net of current portion	$701

Supplemental information on the Company's operating leases was as follows:

Year Ended December 31,
2024
Cash paid for operating lease agreements (in thousands)	$84
Weighted average remaining lease term (in years)	1.9
Weighted-average discount rate	7.2%

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. There are no matters currently outstanding.

Indemnification

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with officers and members of the Board that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of December 31, 2024 and 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding.

Contingent consideration

In connection with the acquisition of Zihipp (see Note 4), the Company is subject to contingent milestone payments and future royalty payments on net product sales. No milestone payments or royalties were made from the date of the Zihipp acquisition through December 31, 2023. During the year ended December 31, 2024, certain development milestones were achieved.

•
In May 2024, the Company paid $6.3 million towards a development milestone and issued a note payable to related parties with a principal balance of $5.9 million. The note accrued interest at a rate of 5.25%. The Company paid off the existing note payable of $5.9 million and accrued interest of $0.2 million in November 2024.
•
In October 2024, the Company paid $6.3 million towards a development milestone and issued a note payable to related parties with a principal balance of $5.9 million. The note accrues interest at a rate of 5.00% and all principal and interest are due, if not settled prior, in October 2025.
•
In December 2024, the Company paid $2.5 million towards a development milestone and issued a note payable to related parties with a principal balance of $2.4 million. The note accrues interest at a rate of 4.75% and all principal and interest are due, if not settled prior, in December 2025.

8. Licensing agreements

D&D Pharmatech Inc. license and collaboration agreement

In April 2023, the Company entered into a license and collaboration agreement with D&D Pharmatech Inc. ("D&D"), which was subsequently amended in May 2023 and again in March 2024 (the "license agreement"). The Company was granted an exclusive, worldwide, sublicensable license to exploit licensed compounds and products under the licensed technology.

The license agreement also separates the Research Collaboration Agreement with D&D’s affiliate, Neuraly Inc. ("Neuraly"). Under this arrangement, Neuraly is responsible for the preclinical development of certain Licensed Products, while Metsera will manage all other development activities as specified in the Research Plans.

The license agreement involved Metsera paying D&D upfront fees of $50,000 and $10.0 million during the years ended December 31, 2024 and 2023, respectively. Additionally, D&D is eligible to receive up to $123.0 million upon the achievement of various development and regulatory milestones, up to $337.5 million in commercial milestones, and low-single to low-double digit royalties on net product sales. Metsera is eligible to receive non-royalty sublicense income and contingent payments are structured as loan notes with twelve months’ interest. In November 2024, certain development milestones were achieved and $2.0 million was included in research and development expense and accrued expenses and other current liabilities as of December 31, 2024. No royalty payments were made from the date of the license agreement through December 31, 2024. Metsera expensed $7.7 million and $3.7 million, respectively, for full-time employee ("FTE") expenses and the cost of reagents and raw materials related to Neuraly during the years ended December 31, 2024 and 2023.

The Company determined that the acquired assets did not meet the definition of a business as substantially all of the fair value of the assets acquired were concentrated in a single asset or group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of an assembled workforce and early stage of development and thus, the transaction was accounted for as an asset acquisition. The Company evaluated whether the IPR&D asset had an alternative future use and concluded that it did not. For the years ended December 31, 2024 and 2023, the Company recognized IPR&D expense of $0.1 million and $10.2 million, respectively, in connection with the upfront payments for the license acquired in the accompanying consolidated statements of operations and comprehensive loss.

Imperial College of Science, Technology and Medicine

In connection with the acquisition of Zihipp in September 2023, the Company acquired an exclusive intellectual property license agreement with the Imperial College of Science, Technology and Medicine ("Imperial"), whereby Imperial granted the Company an exclusive license for the development and commercialization of the licensed products ("Imperial Agreement"). Pursuant to the Imperial Agreement, Imperial is eligible to receive up to £20.5 million ($26.1 million at an exchange rate of 1.27 on December 31, 2023) upon the achievement of certain development and regulatory milestones primarily based on the initiation of clinical trial phases and regulatory approval. In addition, Imperial is eligible to receive royalties on net receipts at a low-single digit royalty percentage and net product sales of the licensed technology at a mid-single digit to mid-teen royalty percentage, on a country-by-country and product-by-product basis. In addition, the Company is obligated to reimburse Imperial for annual patent related costs incurred related to the license. In December 2024, certain development milestones for Imperial were achieved and £0.6 million ($0.7 million USD) was included in research and development expense and accrued expenses and other current liabilities as of December 31, 2024.

The Imperial Agreement remains in effect for the latest of the date on which all valid claims covering manufacture, sale or use of the products sold are expired, fifteen (15) years after the date of the first sale of a licensed product or a know-how product to a third-party, twenty (20) years after the effective date of the Imperial Agreement, the date of expiry or termination of any data access agreement or the date of expiry or termination of any material supply agreement, whichever is later.

Amneal Agreements

On September 30, 2024, the Company executed two contracts (Amneal Agreements) with affiliates of Amneal Pharmaceuticals Inc. (collectively, "Amneal"), including a license agreement and development and supply agreement.

Under the license agreement, Amneal receives an exclusive license to manufacture and commercialize the Company’s drug product candidate ("Product") after its regulatory approval in certain emerging markets in South and Southeast Asia, North Africa, and the Middle East ("Territory"). The Company will receive royalties calculated as a high single-digit percentage of Amneal’s gross profits from Product sales. Amneal can terminate the license agreement for convenience at any time on a country-by-country basis. The license agreement automatically terminates upon the development and supply agreement termination or a material breach by or insolvency of any of the parties.

Under the development and supply agreement, Amneal will initially provide research services related to Product development. The parties intend to concurrently construct a new manufacturing facility in India ("New Facility") that Amneal will own, operate, and control during the construction. The Company is required to finance the construction of the New Facility based on the percentage of the actual costs incurred and subject to an aggregate cap of $100.0 million. Under the development and supply agreement, the Company’s contribution to the New Facility construction costs is capped at $100.0 million ("Metsera Construction Costs") unless it subsequently changes the initial specifications for the New Facility.

Amneal is expected to be the preferred supplier and distributor of the Product within the Territory.

The development and supply agreement term lasts through the seventh anniversary of the product’s first commercial sale of the Product within the Territory. The development and supply agreement is subject to early termination for material breach by or an insolvency event of any of the parties as well as certain change in control events related to the parties and their affiliates. The Company has a unilateral right to extend the development and supply agreement once by five years.

No payments were made, and no income or expenses were recognized under the Amneal Agreements through December 31, 2024.

9. Convertible preferred stock and stockholders’ equity

Convertible preferred stock

In May and June 2023, the Company sold an aggregate of 23,266,665 shares of Series Seed at a purchase price of $1.50 per share and received $34.8 million in net proceeds. The Company issued 13,333,333 shares of its Series Seed upon converting the outstanding principal balance of its promissory note (see Note 6).

In August and October 2023, the Company sold an aggregate of 29,666,664 shares of its Series A at a purchase price of $3.00 per share and received $88.9 million in net proceeds. Pursuant to the August 2023 Series A Stock Purchase Agreement, the Series A investors may be required to purchase an additional 35,833,330 shares of Series A at the original purchase price of $3.00 per share. The future tranche right was triggered in March 2024; as such, the Company sold the additional shares of Series A. The Company determined that the future tranche right to purchase additional shares of Series A was not a freestanding financial instrument as it was not separately exercisable and legally detachable. The future tranche right was evaluated as an embedded derivative and was not bifurcated from the Series A shares.

During March 2024, the Company sold an additional 14,499,999 shares of its Series A preferred stock at a purchase price of $3.00 per share and received $43.4 million in net proceeds as part of an additional closing. During August 2024, the Company sold 35,833,330 shares of its Series A preferred stock, to existing Series A preferred stock investors, at a purchase price of $3.00 per share and received $107.5 million in net proceeds in conjunction with a Second Tranche Closing of the Series A preferred stock.

During August 2024, the Company sold 9,696,970 shares of its Series A-1 preferred stock at a purchase price of $3.30 per share and received $31.9 million in net proceeds.

During November 2024, the Company sold 42,658,718 shares of its Series B preferred stock at a purchase price of $5.04 per share and received $215.0 million in gross proceeds.

The redeemable convertible preferred stock (Preferred Stock) consisted of the following at December 31, 2024 (amounts in thousands, except share data):

	Authorized	Issued and Outstanding	Carrying Value	Liquidation Value	Common Stock Issuable Upon Conversion
Class
Series Seed	36,599,998	36,599,998	$54,815	$54,900	15,576,298
Series A	79,999,993	79,999,993	239,752	240,000	34,046,558
Series A-1	9,696,970	9,696,970	31,931	32,000	4,126,854
Series B	42,658,718	42,658,718	214,359	215,000	18,154,765
	168,955,679	168,955,679	$540,857	$541,900	71,904,475

The following is a summary of the rights, preferences, and terms of the Series Seed and the Series A (collectively, Preferred Stock):

Dividends

The holders of Preferred Stock were entitled to receive, when and if declared by the board of directors, dividends at the rate of 6% of the applicable original issue price of $1.50 per share for each share of Series Seed, $3.00 per share for each share of Series A, $3.30 per share for each share of Series A-1 and $5.04 per share for each share of Series B. No dividends have been declared by the board of directors as of December 31, 2024.

Voting

Prior to our IPO, each holder of Preferred Stock was entitled to a number of votes equal to the number of common shares they can convert to as of the record date. The holders of record of preferred stockholders vote with common stockholders as a single class on an as-converted basis and could elect two (2) directors of the Company (the Preferred Directors). Common stockholders could elect one director.

Liquidation

In the event of a liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, or in the event of a deemed liquidation event, which includes a sale of the Company as defined in the Company’s articles of incorporation, holders of Preferred Stock were entitled to receive, in preference to all other stockholders, the greater of (i) an amount equal to the Preferred Stock original issue price, plus any dividends declared but unpaid, or (ii) such amount per share as would have been payable had all shares of Preferred Stock been converted into common stock. If upon the occurrence of such event, the assets and funds available for distribution were insufficient to pay such holders the full amount to which they are entitled, then the entire assets legally available for distribution were to be distributed ratably among the holders of Preferred Stock in proportion to the full amounts to which they would otherwise be entitled.

Conversion

Each share of Preferred Stock was convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The per share conversion price for the Series Seed, Series A, Series A-1 and Series B was $1.50, $3.00, $3.30 and $5.04 per share, respectively. All shares of Preferred Stock automatically converted into common stock at the conversion price then in effect in connection with the IPO of the Company’s common stock.

Redemption

The Preferred Stock was subject to redemption under certain deemed liquidation events not solely within the control of the Company, as defined, and as such was considered contingently redeemable for accounting purposes and was classified as temporary equity in the Company’s balance sheets.

Common stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. Unless required by law, there shall be no cumulative voting. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, after the payment of all preferential amounts required to be paid to the holders of shares of Convertible Preferred Stock, the remaining funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder.

10. Stock-based compensation

Stock Options

During 2023, the Company adopted the 2023 Stock Equity Incentive Plan (the "2023 Plan"), which provides for the granting of incentive stock options and non-statutory stock options and restricted stock awards. The Company’s employees, officers, independent directors, and other persons are eligible to receive awards under the 2023 Plan. During 2024, the Company amended the 2023 Plan to increase the number of shares of common stock available for issuance to 10,063,739. As of December 31, 2024, there were 1,310,670 shares available for future issuance. The Company’s stock options vest based on the terms in each award agreement, generally four years and have a contractual term of ten years.

The amount, terms of grants, and exercisability provisions are determined and set by the Company’s board of directors or compensation committee. The Company measures employee and nonemployee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

The Company recorded stock-based compensation expense in the accompanying statements of operations and comprehensive loss as follows (amounts in thousands):

	December 31,
	2024	2023
Research and development	$1,087	$85
General and administrative	1,307	—
Total	$2,394	$85

The following table summarizes the activity for the periods indicated:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	1,489,535	$0.26	9.4	$4,830
Granted	7,394,399	$5.33
Forfeited	(130,865)	$3.51
Outstanding at December 31, 2024	8,753,069	$4.50	9.4	$32,204
Vested and Exercisable at December 31, 2024	1,128,641	$1.94	8.8	$7,040

The weighted-average grant date fair value of options granted was $3.79 and $0.19 per share for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was $25.5 million which the Company expects to recognize over a weighted-average period of approximately 3.3 years.

The grant date fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	December 31,
	2024	2023
Expected term (in years)	6.02	5.86
Expected volatility	80.6%	77.2%
Risk-free interest rate	4.0%	3.9%
Expected dividend yield	0.0%	0.0%

Performance-based stock options

The table above includes 40,000 option awards granted to a non-employee in March 2024 where vesting is contingent upon meeting certain performance milestones. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest. During the year ended December 31, 2024, no expense was recognized because the performance conditions were not considered probable of achievement.

Restricted Stock

Upon approval by the Board of Directors, certain employees and advisors have purchased restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, the Company has recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets included as a component of accrued expenses or other long-term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ (deficit) equity as the restricted stock vests. A summary of the status of and changes in unvested restricted stock for the year ended December 31, 2024 is as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Unvested Restricted Common Stock as of December 31, 2023	2,021,512	$0.0001
Repurchased	(276,629)	$0.0001
Vested	(1,536,968)	$0.0001
Unvested Restricted Common Stock as of December 31, 2024	207,915	$0.0001

As of December 31, 2024, unrecognized stock-based compensation expense related to that Company’s unvested restricted stock awards was de minimis.

11. Income taxes

The Company's pre-tax loss for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
United States	$165,404	$45,681
United Kingdom	53,061	1,525
Total	$218,465	$47,206

The income tax expense (benefit) consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Current
Federal	$—	$—
State & Local	—	—
Foreign	—	—
	—	—
Deferred Tax Expense
Federal	—	—
State & Local	—	—
Foreign	(9,338)	—
	(9,338)	—
Income Tax Benefit	$(9,338)	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	2024	2023
Federal statutory rate	21.00%	21.00%
State taxes	2.40%	6.54%
Permanent differences	—	(4.32)%
Stock-based compensation	(0.11)%	—
Change in fair value of contingent consideration	(8.69)%	—
Research credit	0.99%	—
Transaction costs	—	(1.20)%
Change in valuation allowance	(12.28)%	(22.15)%
Foreign rate differential	0.97%	0.13%
Effective tax rate	4.28%	0.00%

The increase in the effective tax rate of 4.31% for the year ended December 31, 2024 was primarily due to the change in fair value of contingent consideration not being deductible for tax purposes and indefinite-lived IPR&D in the U.K. being offset with a partial valuation allowance.

Deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 are related to the following (in thousands):

	2024	2023
Intangibles	$2,459	$2,679
Accrued expenses	1,104	133
Stock-based compensation	471	25
Lease liabilities	404	—
Capitalized research & development	18,540	3,815
Research credit	2,162	—
Net operating loss	22,127	4,129
Total deferred tax assets	47,267	10,781
Less valuation allowance	(37,518)	(10,684)
Deferred tax assets, net of valuation allowance	9,749	97
Intangibles	(17,130)	(17,355)
Fixed assets	(3)	(3)
Right-of-Use assets	(396)	—
Total gross deferred tax liabilities	(17,529)	(17,358)
Net deferred tax liabilities	$(7,780)	$(17,261)

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. As of December 31, 2024, and 2023, the Company has concluded that a full valuation allowance was necessary for substantially all of its U.S. net deferred tax assets. As of December 31, 2024, the Company has concluded that a partial valuation allowance was necessary for its U.K. net deferred tax assets due to the indefinite-lived IPR&D in the U.K. At December 31, 2024 and 2023, the Company had recorded a valuation allowance of approximately $37.5 million and $10.7 million, respectively. The change in the valuation allowance during the years ended December 31, 2024 and 2023 was approximately $26.8 million and $10.5 million, respectively.

At December 31, 2024, the Company had federal net operating loss ("NOL") carryforwards of approximately $31.0 million, state NOL carryforwards of approximately $35.0 million and foreign NOL carryforwards of $52.8 million. At December 31, 2023, the Company had gross federal NOL carryforwards of approximately $13.0 million, state NOL carryforwards of approximately $15.2 million and foreign NOL carryforwards of $0.4 million. The federal and foreign NOLs will carry forward indefinitely and the state NOL carryforwards will begin to expire in 2042. Under the provision of Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation of U.S. net operating loss carryforwards that can be utilized annually to offset future taxable income and taxes payable

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2024, there were no significant uncertain positions.

The Company’s U.S. federal and state net operating losses have occurred since its inception in 2022 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision.

As of December 31, 2024, the Company has asserted that all of the unremitted earnings of its foreign subsidiaries are indefinitely reinvested. It is not practicable to estimate the amount of any additional taxes which may be payable on these undistributed earnings.

12. Related Party Transactions

Due to Validae Health, L.P. and Population Health Partners, L.P.

The Company has a services agreement with Validae Health, L.P., an Affiliate of Population Health Partners, L.P. (Validae Health), which has significant influence over the Company, pursuant to which Validae Health agreed to provide business development, clinical development, commercialization, strategic, administrative and related services to the Company in exchange for (i) the reimbursement of out-of-pocket expenses incurred by Validae Health in connection with the provision of such services, (ii) the reimbursement of allocable overhead costs incurred by Validae Health in connection with the provision of such services, including compensation costs of employees of Validae Health based on the percentage of business time and effort dedicated to the Company, in all cases plus an administrative margin of 10%, and (iii) prior to October 2024, a monthly administrative fee. The amounts due to Validae Health at December 31, 2024 and 2023 were $0.4 million and $0.9 million, respectively.

For the year ended December 31, 2024, the Company recognized $4.0 million of general and administrative expense and $2.1 million of research and development expense in the accompanying consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company recognized $6.1 million of general and administrative expense and $2.7 million of research and development expense in the accompanying consolidated statements of operations and comprehensive loss.

Due to Zihipp Ltd. Shareholders

The Company has related party balances due to former Zihipp shareholders, entities with common ownership. As of December 31, 2023, the Company had balances due to the former Zihipp shareholders of $0.5 million. These amounts were paid in February 2024 relating to the working capital adjustment from the acquisition of Zihipp on September 22, 2023. As of December 31, 2024, the Company had a note payable to former Zihipp shareholders with a principal balance of $8.3 million and accrued interest of $0.1 million.

ARCH Venture Partners

During the year ended December 31, 2024, the Company received $45.0 million upon issuing 15,000,000 shares of its Series A preferred stock and $27.0 million upon issuing 5,357,142 shares of its Series B preferred stock to ARCH Venture Partners. During the year ended December 31, 2023, the Company received $9.9 million upon issuing 6,600,000 shares of its Series Seed preferred stock and $45.0 million upon issuing 15,000,000 shares of its Series A preferred stock to ARCH Venture Partners.

In November 2022, the Company entered issued a convertible promissory note to ARCH Venture Partners and received aggregate proceeds of $15.0 million (see Note 6). In May 2023, the Company completed a Series Seed raise in which the convertible promissory note automatically converted into 13,333,333 shares of Series Seed. Immediately prior to the debt converting in May 2023, the Company recognized a $5.5 million change in fair value of the debt equal to the excess fair value of the Series Seed issued and the cash paid for interest over the carrying value of the debt.

13. Subsequent events

Reverse Stock Split

On January 23, 2025, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation providing for a 2.349723-for-1 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split became effective on January 27, 2025. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Following the reverse stock split, each share of the Company’s Preferred Stock was convertible on a 2.349723-for-1 basis into common stock. The amendment to the Company’s certificate of incorporation also provided that, in addition to the other existing triggers to automatic conversion, all shares of the Company’s Preferred Stock would automatically convert into shares of common stock at such conversion rate upon the closing of an initial public offering of the Company’s common stock pursuant to the Company’s Registration Statement on Form S-1 (Reg. No. 333-284225).

Initial Public Offering

In February 2025, the Company completed its IPO in which the Company sold 17,569,444 shares of its common stock at a public offering price of $18.00 per share. The Company received net proceeds of $288.4 million after deducting underwriting discounts, commissions, and other offering expenses paid by the Company. In addition, immediately prior to the closing of the IPO all of the Company's outstanding shares of Preferred Stock converted into an aggregate of 71,904,475 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Ernst & Young LLP was appointed by the Company’s Board of Directors as the Company’s independent registered public accounting firm on June 13, 2024. The Company did not have an independent registered public accounting firm prior to such date. The Company did not consult with Ernst & Young LLP during the years ended December 31, 2022 and 2023 and the interim period from January 1, 2024 to June 13, 2024 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Ernst & Young LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until such time as we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

Item 9B. Other Information.

(a)
None.
(b)
During the three months ended December 31, 2024, no directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K .

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the name, age and position of each of our executive officers and directors as of March 25, 2025:

Name	Age	Position
Executive Officers
Clive A. Meanwell, M.B., Ch.B., M.D.	67	Executive Chairman of the Board of Directors
Christopher Whitten Bernard	41	President, Chief Executive Officer and Director
Christopher J. Visioli	49	Chief Financial Officer and Chief Business Officer
Steven Marso, M.D.	57	Chief Medical Officer
Brian Hubbard, Ph.D.	52	Chief Scientific Officer

Directors
Paul L. Berns	58	Director
Kristina M. Burow	51	Director
Joshua Pinto, Ph.D.	41	Director

Executive Officers

Clive A. Meanwell, M.B., Ch.B., M.D. has served as our Executive Chairman of the Board of Directors since September 2024 and as our Founder and a member of our Board of Directors since our inception in June 2022. Dr. Meanwell previously served as our Chief Executive Officer from March 2023 to September 2024. Dr. Meanwell has served as a director of Fractyl Health, Inc., a publicly‑held metabolic therapeutics company since June 2021. Dr. Meanwell is a Co‑Founder of Population Health Partners, L.P., a life sciences investment firm, and, since May 2020 has served as its Chairman and Managing Partner, as well as a managing member of Population Health Partners GP, LLC, its General Partner. Since January 2003, Dr. Meanwell has served as Vice Chairman of BB Biotech AG, a publicly‑held Swiss biotechnology investment company, where he has also served as a director since 2004. Dr. Meanwell founded and served as Executive Chairman, Chief Executive Officer, and Director of The Medicines Company, a biopharmaceutical company focused on cardiovascular and infectious diseases and surgery, from 1997 to December 2018, and as a Director and Chief Innovation Officer from December 2018 to January 2020, prior to its sale to Novartis in January 2020. Prior to his founding of The Medicines Company, Dr. Meanwell was a Partner at MPM Capital, a venture capital firm. Before then, he held leadership roles of increasing scope at Roche worldwide, culminating as Senior Vice President and Director in the pharmaceutical division. Dr. Meanwell began his career in cancer treatment and research. He holds an M.B., Ch.B. and M.D. magna cum laude from the University of Birmingham, United Kingdom. We believe that Dr. Meanwell’s extensive life science, medical product development, regulatory, commercial and leadership experience qualifies him to serve on our Board of Directors.

Christopher Whitten Bernard has served as our President, Chief Executive Officer and a member of our Board of Directors since September 2024. From March 2023 to September 2024, Mr. Bernard served as our Chief Operating Officer. Mr. Bernard is a Co‑Founder of Population Health Partners, L.P., a life sciences investment firm, and, since May 2020 has served as a managing member of Population Health Partners GP, LLC, its General Partner. Mr. Bernard previously served as Vice Chairman and Managing Partner of Population Health Partners, L.P. from May 2020 to September 2024. Mr. Bernard served as Senior Vice President, Commercial Strategy and Business Development of The Medicines Company, a biopharmaceutical company focused on addressing cardiovascular disease, from January 2019 to April 2020. Prior to that, Mr. Bernard served in a variety of roles as a Consultant at McKinsey & Company from 2013 to 2018. Mr. Bernard holds an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. in Music from Brown University. We believe that Mr. Bernard’s vast biopharmaceutical and leadership experience qualifies him to serve on our Board of Directors.

Christopher J. Visioli has served as our Chief Financial Officer since October 2024 and Chief Business Officer since August 2023. Since September 2020, Mr. Visioli has also served as Partner of Population Health Partners, L.P., a life sciences investment firm. Prior to that, Mr. Visioli held a number of leadership roles at The Medicines Company from June 2003 to May 2020, most recently as its Chief Financial Officer. Prior to that, Mr. Visioli was a management consultant at Ernst & Young. Mr. Visioli holds an M.B.A. from Columbia Business School and a B.S. in Electrical Engineering from Cornell University.

Brian Hubbard, Ph.D. has served as our Chief Scientific Officer since May 2023. Prior to joining us, Dr. Hubbard served as Chief Executive Officer of Anji Pharmaceuticals, a clinical‑stage biotechnology company, from February 2018 to April 2024. Prior to that, Dr. Hubbard served as Chief Executive Officer of Dogma Therapeutics, a discovery stage biotechnology company, from

September 2015 to November 2021. Dr. Hubbard holds a Ph.D. in Chemistry from the University of Illinois and a B.S. in Chemistry from William & Mary.

Steven Marso, M.D. has served as our Chief Medical Officer since May 2023. Prior to joining us, Dr. Marso served as Medical Director of Cardiovascular Services of Hospital Corporation of America, a large health care provider, from 2016 to 2023, where he led all cardiovascular‑related efforts across the Mid America division. Prior to that, Dr. Marso served as Director of Interventional Cardiology/Professor of Medicine of University of Texas SW Medical Center, a hospital/educational center, from 2014 to 2016. Dr. Marso holds an M.D. from the University of Kansas and a Bachelor in Cellular Biology from University of Kansas.

Non‑Employee Directors

Paul L. Berns has served as a member of our Board of Directors since May 2023. Mr. Berns has served as a managing director of ARCH Venture Partners, a venture capital firm focused on early‑stage technology companies, since 2021 and previously held various roles at ARCH from 2018 to 2021. Mr. Berns was the founder and served as chief executive officer and chairman of the board of directors of Neumora Therapeutics, a publicly‑traded clinical‑stage biopharmaceutical company, from 2020 to 2023. Mr. Berns has served as a director of Unity Biotechnology, Inc., a publicly‑traded biotechnology company, since March 2018. He also served as a director of EQRx, Inc., a biopharmaceutical company, from January 2020 up to its acquisition by Revolution Medicines, Inc. in 2023, Jazz Pharmaceuticals plc, a publicly‑traded pharmaceutical company, from 2010 to July 2021, and Vyne Therapeutics Inc., a publicly‑traded clinical‑stage biopharmaceutical company, from November 2017 to March 2020. Mr. Berns holds a B.S. in Economics from the University of Wisconsin. We believe that Mr. Berns’ financial expertise and experience in the industry qualify him to serve on our Board of Directors.

Kristina M. Burow has served as a member of our Board of Directors since May 2023. Ms. Burow has served as Managing Director of ARCH Venture Partners, a venture capital firm focused on early‑stage technology companies, since November 2011 and previously held various roles at ARCH from 2002 to 2011. Ms. Burow has served as a Co‑Founder and director of Neumora Therapeutics, a publicly‑traded clinical‑stage biopharmaceutical company, since January 2020. Ms. Burow also has served as a director of Boundless Bio, Inc., a publicly‑traded clinical‑stage oncology company, since February 2018, and Scholar Rock Holding Corporation, a publicly‑traded biopharmaceutical company, since August 2014. Ms. Burow currently serves on the boards of directors of various private biotechnology and biopharmaceutical companies, including Orbital Therapeutics, Mirador Therapeutics, Treeline Biosciences, Autobahn Therapeutics, and Magnet Therapeutics among others. She previously was a co‑founder and member of the board of directors of Receptos, a public biotechnology company, acquired by Celgene. Ms. Burow previously served on the board of directors of various public biotechnology and biopharmaceutical companies, including Beam Therapeutics, Gossamer Bio, UNITY Biotechnology, Vir Biotechnology Inc., among others and various private biotechnology and biopharmaceutical companies, including Vividion Therapeutics, Inc. until its acquisition by Bayer. Prior to joining ARCH, Ms. Burow was an Associate with the Novartis BioVenture Fund and an early employee at the Genomics Institute of the Novartis Research Foundation, both part of Novartis, a public pharmaceutical company. Ms. Burow holds a B.S. in Chemistry from the University of California, Berkeley, an M.A. in Chemistry from Columbia University and an M.B.A. from the University of Chicago Booth School of Business. We believe Ms. Burow is qualified to serve on our Board of Directors because of her extensive experience investing and serving on the board of companies in the biopharmaceutical and biotechnology companies.

Joshua Pinto, Ph.D. has served as a member of our Board of Directors since September 2024. Dr. Pinto has served as chief financial officer of Neumora Therapeutics since June 2021. Prior to Neumora, Dr. Pinto held roles of increasing responsibility at Credit Suisse, a public financial services company, from April 2015 to June 2021, most recently serving as director of healthcare investment banking from January 2019 to June 2021, where he focused on the life sciences sector and was responsible for advising biotech companies on mergers, acquisitions, restructurings, activism and financing. Dr. Pinto worked for Piper Jaffray, a financial services company, as an associate in healthcare banking from 2014 to 2015. Before that, he worked in global external R&D at Eli Lilly, a public pharmaceutical company, from 2013 to 2014. Dr. Pinto holds a B.S. in Business Administration and Biochemistry from Centenary College of Louisiana, an M.B.A. in Finance from McMaster University and a Ph.D. in Neuroscience from McMaster University. We believe that Dr. Pinto’s experience in the industry qualify him to serve on our Board of Directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board of Directors has three standing committees—Audit, Compensation and Nominating and Corporate Governance—each of which operates under a charter approved by our Board of Directors. Each committee’s charter is available under the Corporate

Governance section of our website at www.metsera.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website.

Audit Committee

The Audit Committee’s responsibilities include, among other things:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•
coordinating our Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures and Code of Business Conduct and Ethics;
•
discussing our risk management policies;
•
meeting independently with our internal auditing staff, if any, registered public accounting firm and management;
•
reviewing and approving or ratifying any related person transactions; and
•
preparing the Audit Committee report required by Securities Exchange Commission (“SEC”) rules.

The members of our Audit Committee are Mr. Pinto, Ms. Burow and Mr. Berns. Mr. Pinto serves as the chairperson of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable listing rules of Nasdaq (the “Nasdaq rules”). Our Board of Directors has determined that Mr. Pinto is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules. Our Board of Directors has determined that Mr. Pinto meets the independence requirements of Rule 10A‑3 under the Exchange Act and the applicable Nasdaq rules. We are relying on the phase‑in exemption provided under Rule 10A‑3 of the Exchange Act and the Nasdaq listing rules with respect to the composition of our Audit Committee. Each of Ms. Burow and Mr. Berns falls outside of the safe harbor provisions of Rule 10A‑3(e)(1)(ii) under the Exchange Act, however serves on our Audit Committee in accordance with the phase‑in exemption referenced above. Further, in accordance with the phase‑in exemption, a majority of the members of our Audit Committee will satisfy the independence standards under the Exchange Act and the Nasdaq listing rules within 90 days of January 30, 2025 and all members of our Audit Committee will satisfy the independence standards under the Exchange Act and the Nasdaq listing rules within one year from January 30, 2025.

Compensation Committee

The Compensation Committee’s responsibilities include

•
reviewing and approving, or recommending for approval by the Board of Directors, the compensation of our Chief Executive Officer and our other executive officers;
•
overseeing and administering our incentive compensation and equity incentive plans;
•
reviewing and making recommendations to our Board of Directors with respect to director compensation;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis,” to the extent required; and
•
preparing the annual Compensation Committee report required by SEC rules, to the extent required.

The members of our Compensation Committee are Ms. Burow, Mr. Berns and Mr. Pinto. Ms. Burow serves as the chairperson of the committee. Our Board of Directors has determined that each of Ms. Burow, Mr. Berns and Mr. Pinto is independent under the applicable Nasdaq rules, including the Nasdaq rules specific to membership on the Compensation Committee, and is a “non‑employee director” as defined in Rule 16b‑3 promulgated under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

•
identifying individuals qualified to become members of our Board of Directors;
•
recommending to our Board of Directors the persons to be nominated for election as directors and to each board committee;
•
developing and recommending to our Board of Directors corporate governance guidelines, and reviewing and recommending to our Board of Directors proposed changes to our corporate governance guidelines from time to time; and
•
overseeing a periodic evaluation of our Board of Directors.

The members of our Nominating and Corporate Governance Committee are Mr. Meanwell, Mr. Berns and Ms. Burow. Mr. Meanwell serves as the chairperson of the committee. Our Board of Directors has determined that Mr. Berns and Ms. Burow are independent under the applicable Nasdaq rules and the SEC rules and regulations. We are relying on the initial public offering phase‑in exemption provided under the Nasdaq listing rules with respect to the composition of our Nominating and Corporate Governance Committee. All members of our Nominating and Corporate Governance Committee will satisfy the independence standards under the Nasdaq listing rules within one year from January 30, 2025.

Code of Ethics and Code of Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A current copy of the Code of Business Conduct and Ethics is posted on the Corporate Governance section of our Investors website, which is located at investors.metsera.com.

We intend to satisfy the disclosure requirement under applicable SEC or Nasdaq rules regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Insider Trading Compliance Policy

We have adopted an Insider Trading Compliance Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers, and employees, together with any legal entities controlled by such individuals and any other person designated by the Company. We believe our Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable Nasdaq rules.

Stockholder Recommendations for Director Candidates

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Secretary, Metsera, Inc., 3 World Trade Center, 175 Greenwich Street, New York, NY 10007. In the event there is a vacancy, and assuming that appropriate biographical and background materials have been provided on a timely basis, the Nominating and Corporate Governance Committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

•
Christopher Whitten Bernard, our President and Chief Executive Officer;
•
Clive A. Meanwell, M.B., Ch.B., M.D., our Executive Chairman and former Chief Executive Officer;
•
Christopher Visioli, our Chief Business Officer and Chief Financial Officer;
•
Brian Hubbard, Ph.D., our Chief Scientific Officer; and

•
Gbola Amusa, M.D., our former Chief Financial Officer and current Executive Vice President, Strategic Finance and Investor Relations.

Dr. Meanwell served as our Chief Executive Officer through September 27, 2024, when Mr. Bernard was appointed as our President and Chief Executive Officer and Dr. Meanwell became our Executive Chairman. Mr. Visioli previously served as our Chief Business Officer and became our Chief Financial Officer on October 28, 2024, when Dr. Amusa assumed the role of Executive Vice President, Strategic Finance and Investor Relations.

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Christopher Whitten Bernard(3) President and Chief Executive Officer	2024	521,538	241,644	5,206,040	—	5,969,222
Clive A. Meanwell, M.B., Ch.B., M.D.(4) Executive Chairman and former Chief Executive Officer	2024	83,077	59,836	1,716,704	—	1,859,617
Christopher Visioli(5) Chief Financial Officer, Chief Business Officer	2024	102,308	190,000	2,746,711	—	3,039,019
Brian Hubbard, Ph.D. Chief Scientific Officer	2024	401,539	181,430	613,963	—	1,196,932
Gbola Amusa, M.D.(6) Former Chief Financial Officer	2024	363,462	133,336	1,255,355	—	1,752,153

(1)
The amounts reported represent discretionary annual cash bonuses, which were approved by the Board of Directors in March 2025 at 100% of each individual’s target bonus based on the Company’s performance for 2024.
(2)
The amounts reported represent the aggregate grant date fair value of the stock options granted during 2024, calculated in accordance with ASC Topic 718.
(3)
Mr. Bernard served as our Chief Operating Officer through September 27, 2024 when he was promoted to President and Chief Executive Officer.
(4)
Dr. Meanwell served as our Chief Executive Officer through September 27, 2024 as part of the services provided by Validae Health, L.P. and, on and after September 27, 2024, as our Executive Chairman. While Dr. Meanwell commenced services as our Executive Chairman on September 27, 2024, his employment with the Company commenced on October 1, 2024. For more information, see Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”
(5)
Mr. Visioli served as our Chief Business Officer as part of the services provided by Validae Health, L.P. through September 27, 2024, commenced employment as our Chief Business Officer on September 27, 2024 and has served as our Chief Business Officer and Chief Financial Officer since October 28, 2024. For more information, see Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.”
(6)
Dr. Amusa commenced employment with us as our Chief Financial Officer on February 26, 2024 and transitioned to our Executive Vice President, Strategic Finance and Investor Relations on October 28, 2024.

Narrative to Summary Compensation Table

2024 salaries

The named executive officers receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Mr. Bernard’s annual base salary was established at $500,000 when he served as our Chief Operating Officer and was increased to $600,000 on September 27, 2024 when he was promoted to President and Chief Executive Officer. Dr. Meanwell served as our Chief Executive Officer through September 27, 2024 as part of the services provided by Validae Health, L.P., and, from and after September 27, 2024, as our Executive Chairman. While Dr. Meanwell commenced services as our Executive Chairman on September 27, 2024, his employment with the Company commenced on October 1, 2024, when he began to earn a base salary of $400,000. Mr. Visioli served as our Chief Business Officer as part of the services provided by Validae Health, L.P. through September 27, 2024 and commenced employment as our Chief Business Officer on September 27, 2024, when he began to earn a base salary of $475,000, and was promoted to our Chief Business Officer and Chief Financial Officer on October 28, 2024. For more information regarding the services provided by Dr. Meanwell and Mr. Visioli through Validae Health, L.P., see Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence.” The annual base salary for Dr. Hubbard during 2024 was $400,000 but was increased to $440,000 in December 2024. Dr. Amusa’s annual base salary for 2024 was $450,000.

Our Board of Directors and Compensation Committee may adjust base salaries from time to time in their discretion.

2024 bonuses

We offer our named executive officers the opportunity to earn discretionary cash bonuses to compensate them for individual and company performance as approved by our Board of Directors. Mr. Bernard’s target bonus for 2024 was established at 40% of his annual base salary when he served as our Chief Operating Officer and was increased to 60% of his annual base salary on September 27, 2024 when he was promoted to President and Chief Executive Officer. The 2024 target bonuses for each of Dr. Meanwell, Mr. Visioli, Dr. Hubbard, and Dr. Amusa were 60%, 40%, 45% and 35% of the named executive officer’s annual base salary, respectively.

Our Board of Directors and Compensation Committee may adjust our named executive officer target annual bonuses from time to time in their discretion. In March 2025, the Compensation Committee recommended, and our Board of Directors approved, that bonuses in respect of performance during 2024 be paid to each executive officer at an amount equal to 100% of such officer’s target annual bonus.

Equity compensation

We offer stock options to our employees, including our named executive officers, as the long‑term incentive component of our compensation program. Our stock options generally allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the date of grant, as determined by the Board of Directors. Stock options granted during and after September 2024 typically vest over 4 years, with grants made to continuing service providers vesting in equal monthly installments over the 4‑year period and grants made to newly hired service providers vesting as to 25% of the underlying shares on the first anniversary of the date of grant and in equal monthly installments over the following three years, in each case, subject to the holder continuing to provide services to us. Stock options granted prior to September 2024 typically vest in substantially equal annual installments over 4 years. Stock options granted to our named executive officers will vest in full either (i) upon a change in control (as defined in the 2023 Stock Incentive Plan (the “2023 Plan”)) or (ii) if such officer is terminated without cause or resigns for good reason within one year following a change in control (as such terms are defined in the 2023 Plan). From time to time, our Board of Directors may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Typically, stock options we grant to employees are intended to qualify as “incentive stock options” to the extent permitted under the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

In connection with Dr. Amusa’s commencement of employment with us in February 2024 as our Chief Financial Officer, we granted Dr. Amusa an option to purchase 483,035 shares of our common stock for $3.50 per share, which our Board of Directors determined equaled the fair market value of our common stock as of the date of grant. Dr. Amusa’s option vests as to 25% of the shares underlying the option on each of the first four anniversaries of February 26, 2024, subject to continued service to us through the applicable vesting date. Dr. Amusa’s options will vest in full upon a change in control (as defined in the 2023 Plan).

In September 2024, we granted Mr. Bernard and Mr. Visioli an option to purchase 1,702,328 and 255,349 shares of our common stock, respectively, for $4.32 per share, which our Board of Directors determined equaled the fair market value of our common stock as of the date of grant. Each option vests as to 1/48th of the original number of shares underlying the option on each monthly anniversary of September 27, 2024, subject to continued service to us through the applicable vesting date. Each option will vest in full if such officer is terminated without cause or resigns for good reason within one year following a change in control (as such terms are defined in the 2023 Plan).

We granted Mr. Visioli an option to purchase 340,465 shares of our common stock in November 2024 for $8.18 per share, which our Board of Directors determined equaled the fair market value of our common stock as of the date of grant, in connection with his promotion to Chief Financial Officer. Mr. Visioli’s option vests as to 1/48th of the original number of shares underlying the option on each monthly anniversary of October 28, 2024, subject to continued service to us through the applicable vesting date. Each option will vest in full if Mr. Visioli is terminated without cause or resigns for good reason within one year following a change in control (as such terms are defined in the 2023 Plan).

In November 2024, we granted Dr. Meanwell an option to purchase 297,907 shares of our common stock for $8.18 per share, which our Board of Directors determined equaled fair market value as of the date of grant. Dr. Meanwell’s option vests as to 1/48th of the original number of shares underlying the option on each monthly anniversary of September 27, 2024, subject to continued service to us through the applicable vesting date. Dr. Meanwell’s options will vest in full upon a change in control (as defined in the 2023 Plan).

In November 2024, we also granted Dr. Hubbard an option to purchase 106,395 shares of our common stock for $8.18, which our Board of Directors determined equaled fair market value as of the date of grant. Dr. Hubbard’s option vests as to 1/48th of the original number of shares underlying the option on each monthly anniversary of November 28, 2024, subject to continued service to us through the applicable vesting date. Such options will vest in full if Mr. Hubbard is terminated without cause or resigns for good reason within one year following a change in control (as such terms are defined in the 2023 Plan).

We have adopted a 2025 Incentive Award Plan (the “2025 Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and to enable our company to obtain and retain services of these individuals. Following the effective date of the 2025 Plan, we will not make any further grants under the 2023 Plan. However, the 2023 Plan will continue to govern the terms and conditions of the outstanding awards granted under it. For additional information about the 2025 Plan, please see the section titled “Incentive Compensation Plans” below.

Other elements of compensation

Employee benefits and perquisites

All of our full‑time employees, including our named executive officers, are eligible to participate in our employee benefit plans and programs, including medical, dental, and vision benefits, and short‑ and long‑term disability, accidental death and dismemberment, and life insurance, to the same extent as our other full‑time employees, subject to the terms and eligibility requirements of those plans.

Outstanding Equity Awards at 2024 Fiscal Year‑End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

	Option Awards
Name	Vesting Commencement Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christopher Whitten Bernard	09/27/2024		106,396	1,595,933	4.32	09/27/2034
Clive A. Meanwell, M.B., Ch.B, M.D.	09/27/2024		18,619	279,288	8.18	11/12/2034
Christopher Visioli	09/27/2024		15,959	239,390	4.32	09/27/2034
	10/28/2024		14,186	326,279	8.18	11/12/2034
Brian Hubbard, Ph.D.	05/26/2023	(2)	79,797	239,390	0.26	05/26/2033
	11/28/2024		2,216	104,179	8.18	11/28/2034
Gbola Amusa, M.D.	2/26/2024	(2)	—	483,035	3.50	3/15/2034

(1)
Except as otherwise noted, each option vests and becomes exercisable in substantially equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service to us. Stock options granted to our named executive officers in 2024 will vest in full either (i) upon a change in control (as defined in the 2023 Plan) or (ii) if such officer is terminated without cause or resigns for good reason within one year following the change in control (as such terms are defined in the 2023 Plan), as described above under “Narrative to Summary Compensation Table — Equity Compensation.”
(2)
Option vests and becomes exercisable as to 25% of the original number of shares subject to the option on each of the first four anniversaries of the vesting commencement date, subject to continued service to us. Each of these options will vest in full upon a change in control (as defined in the 2023 Plan).

Executive Compensation Arrangements

Offer Letters

We have entered into an offer letter with each of our named executive officers in connection with the named executive officer’s commencement of employment with us. Each offer letter establishes an annual base salary, target annual bonus opportunity and eligibility for benefits for the named executive officer and provides for an initial stock option grant. In addition, each offer letter, other than Mr. Meanwell’s, provides for certain severance payments and benefits in connection with qualifying terminations of employment. Each of our named executive officers is eligible to participate in the Metsera, Inc. Severance Plan, which we refer to as the Severance Plan and is described below under the heading “Severance Plan”. If a named executive officer elects to participate in the Severance Plan by entering into a participation agreement, then the terms and conditions of the Severance Plan will supersede any provisions pertaining to severance payments or benefits in such named executive officer’s offer letter.

In connection with Mr. Bernard’s promotion to President and Chief Executive Officer, the Company entered into an offer letter with Mr. Bernard providing that if the Company terminates his employment without “cause” or if he resigns for “good reason” (each as defined in the offer letter), in each case, subject to his execution and nonrevocation of a release of claims in favor of the Company, he will receive severance in an amount equal to 12 months’ annual base salary and payment of the employer‑portion of COBRA premiums during the 12‑month period following the date of such termination of employment. If such qualifying termination of employment occurs during the three‑months prior or 12 months following a “change in control” (as defined in the offer letter), then Mr. Bernard shall receive severance in an amount equal to 18 months’ annual base salary and 150% of his then‑current target annual bonus and payment of the employer‑portion of COBRA premiums during the 18‑month period following the date of such termination of employment.

Dr. Hubbard’s and Dr. Amusa’s offer letters each provide that if the Company terminates his employment without “cause” or if he resigns for “good reason” (each as defined in the offer letter), in each case, subject to his execution and nonrevocation of a release of claims in favor of the Company, he will receive severance in an amount equal to 12 months’ annual base salary.

Mr. Visioli’s offer letter provides that if the Company terminates his employment without “cause” or if he resigns for “good reason” (each as defined in the offer letter), in each case, subject to his execution and nonrevocation of a release of claims in favor of the Company, he will receive severance in an amount equal to 12 months’ annual base salary and payment of the employer‑portion of COBRA premiums during the 12‑month period following the date of such termination of employment. If such qualifying termination of employment occurs during the three‑months prior or 12 months following a “change in control” (as defined in the offer letter), then Mr. Visioli shall receive severance in an amount equal to 12 months’ annual base salary and 100% of his then‑current target annual bonus and payment of the employer‑portion of COBRA premiums during the 12‑month period following the date of such termination of employment.

Severance Plan

In January 2025, we adopted the Severance Plan. Under the Severance Plan, in the event a named executive officer elects to participate in the Severance Plan by entering into a participation agreement, the terms and conditions of the Severance Plan will supersede the severance benefits provided in the named executive officer’s offer letter. Under the Severance Plan, if a named executive officer participant’s employment with us is terminated by us without cause (as defined in the Severance Plan) or by the named executive officer participant for good reason (as defined in the Severance Plan), then, subject to the timely delivery of a general release of claims, the named executive officer participant will be entitled to receive a cash severance payment equal to 12 (or, for Mr. Bernard, 18) months’ base salary, payable in substantially equal installments over the six‑month period following the named executive officer participant’s termination of employment, and up to 12 (or, for Mr. Bernard, 18) months of company‑funded healthcare continuation coverage. In the event such termination of employment occurs within the period commencing three months prior to a change in control (as defined in the Severance Plan) and ending on the first anniversary of the change in control, then, in lieu of the foregoing severance amounts, the named executive officer participant is entitled to receive a lump sum cash payment in an amount equal to the sum of 12 (or, for Mr. Bernard, 18) months of base salary and 100% (or, for Mr. Bernard, 150%) of the named executive officer participant’s target bonus opportunity for the year of termination, up to 12 (or, for Mr. Bernard, 18) months of company‑funded healthcare continuation coverage, and full vesting acceleration of all equity awards (with performance for performance‑based awards determined pursuant to the terms and conditions of the applicable award agreement).

Director Compensation

2024 Director Compensation Table

In 2024, we did not maintain a formalized non‑employee director compensation program, though we provided non‑employee directors ad hoc equity awards in connection with their services on our Board of Directors. Accordingly, on September 27, 2024, we granted Mr. Pinto an option to purchase 148,953 shares of our common stock with an exercise price of $4.32 per share, and on November 12, 2024, we granted Ms. Burow and Mr. Berns an option to purchase 148,953 and 223,430 shares of our common stock, respectively, with an exercise price of $8.18 per share. The options held by Mr. Pinto, Ms. Burow and Mr. Berns vest in equal monthly installments over three years following grant, in each case, subject to the holder’s continued services to us. The vesting of the option held by Mr. Pinto fully accelerates upon certain terminations of service following a change in control, and the options held by Ms. Burow and Mr. Berns will vest in full upon a change in control.

The following table sets forth information regarding compensation earned by or paid to our non‑employee directors during the year ended December 31, 2024. Mr. Bernard, our President and Chief Executive Officer, and Dr. Meanwell, our Executive Chairman, are also directors but do not receive any additional compensation for their service as directors. See “Executive Compensation” for more information regarding the compensation earned by Mr. Bernard and Dr. Meanwell.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Joshua Pinto, Ph.D.	—	445,752	445,752
Kristina M. Burow	—	849,994	849,994
Paul L. Berns	—	1,274,990	1,274,990

(1)
The amounts reported represent the aggregate grant date fair value of the stock options granted in 2024, calculated in accordance with ASC Topic 718.

The table below shows the aggregate numbers of shares of our common stock underlying option awards held by each non‑employee director who held an option award as of December 31, 2024.

Name	Options Outstanding at Fiscal Year End
Joshua Pinto, Ph.D.	148,953
Kristina M. Burow	148,953
Paul L. Berns	223,430

Following our initial public offering, our non‑employee directors are compensated in accordance with our non‑employee director compensation program (the “Director Compensation Program”). Pursuant to the Director Compensation Program, our non‑employee directors receive cash compensation, paid quarterly in arrears, as follows:

•
Each non‑employee director receives a cash retainer in the amount of $40,000 per year.
•
Any chair of our Board of Directors receives an additional cash retainer in the amount of $30,000.
•
Any lead independent director receives an additional cash retainer in the amount of $30,000 per year.
•
The chairperson of the Audit Committee receives a cash retainer in the amount of $20,000 per year for such chairperson’s service on the Audit Committee. Each non‑chairperson member of the Audit Committee receives a cash retainer in the amount of $10,000 per year for such member’s service on the Audit Committee.
•
The chairperson of the Compensation Committee receives a cash retainer in the amount of $15,000 per year for such chairperson’s service on the Compensation Committee. Each non‑chairperson member of the Compensation Committee receives a cash retainer in the amount of $7,500 per year for such member’s service on the Compensation Committee.
•
The chairperson of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $10,000 per year for such chairperson’s service on the Nominating and Corporate Governance Committee. Each non‑chairperson member of the Nominating and Corporate Governance Committee receives a cash retainer in the amount of $5,000 per year for such member’s service on the Nominating and Corporate Governance Committee.

Each non‑employee director may elect, on an annual basis, to convert all or a portion of such non‑employee director’s annual retainer into a number of restricted stock units granted under the 2025 Plan, which will be fully vested on the date of grant, and, subject to approval of our Board of Directors, settlement of the restricted stock units may be deferred at the election of the non‑employee director.

Under the Director Compensation Program, upon initial appointment or election to the board, each non‑employee director is automatically granted an option (the “Initial Grant”) under the 2025 Plan to purchase that number of shares of our common stock equal to (i) $700,000, divided by (ii) the per share grant date fair value of the option award. An Initial Grant will vest as to 1/36th of the underlying shares on a monthly basis over three years, subject to continued service through the applicable vesting date. In addition, on the date of each annual meeting of our stockholders, each non‑employee director who (i) has been serving on our Board of Directors for at least four months and (ii) will continue to serve as a non‑employee director immediately following such annual meeting will automatically be granted an option (the “Annual Grant”) under the 2025 Plan to purchase that number of shares of our common stock equal to (i) $350,000, divided by (ii) the per share grant date fair value of the option award. The Annual Grant will vest in full on the earlier of the (i) first anniversary of the grant date, and (ii) immediately prior to the annual meeting of our stockholders following the date of grant, subject to continued service through the applicable vesting date.

Pursuant to the Director Compensation Program, upon a change in control transaction, all outstanding equity awards held by our non‑employee directors will vest in full.

Incentive Compensation Plans

The following summarizes the material terms of the 2025 Plan and the 2025 Employee Stock Purchase Plan, which is the long‑term incentive compensation plans in which our directors and named executive officers are eligible to participate, and the 2023 Plan, under which we have previously made periodic grants of equity and equity‑based awards to our directors and named executive officers.

2025 Incentive Award Plan

The principal purpose of the 2025 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock‑based compensation awards and cash‑based performance bonus awards. The material terms of the 2025 Plan, are summarized below.

Share reserve. Under the 2025 Plan, 10,110,641 shares of our common stock are initially reserved for issuance pursuant to a variety of stock‑based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards and other stock‑based awards. The number of shares initially reserved for issuance or transfer pursuant to awards under the 2025 Plan will be increased by (i) the number of shares represented by awards outstanding under the 2023 Plan, or 2023 Plan Awards, that become available for issuance under the counting provisions described below following the effective date and (ii) an annual increase on each January 1 beginning in 2026 and ending in 2035, equal to the lesser of (A) 5% of the sum of (1) the number of shares of our common stock and (2) the number of shares of our common stock issuable upon the exercise of warrants to purchase shares of our common stock with an exercise price per share of $0.01 or less, in each case, outstanding (on an as converted basis) on the immediately preceding December 31 and (B) such smaller number of shares of stock as determined by our Board of Directors; provided, however, that no more than 92,000,000 shares of stock may be issued upon the exercise of incentive stock options.

The following counting provisions are in effect for the share reserve under the 2025 Plan:

•
to the extent that an award (including a 2023 Plan Award) terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2025 Plan;
•
to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2025 Plan or 2023 Plan Award, such tendered or withheld shares will be available for future grants under the 2025 Plan;
•
to the extent shares subject to stock appreciation rights are not issued in connection with the stock settlement of stock appreciation rights on exercise thereof, such shares will be available for future grants under the 2025 Plan;
•
to the extent that shares of our common stock are repurchased by us prior to vesting so that shares are returned to us, such shares will be available for future grants under the 2025 Plan;
•
the payment of dividend equivalents in cash in conjunction with any outstanding awards or 2023 Plan Awards will not be counted against the shares available for issuance under the 2025 Plan; and
•
to the extent permitted by applicable law or any exchange rule, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the 2025 Plan.

In addition, the sum of the grant date fair value of all equity‑based awards and the maximum that may become payable pursuant to all cash‑based awards to any individual for services as a non‑employee director during his or her first year of service may not exceed $1,500,000 and $1,000,000 for any calendar year thereafter.

Administration. The Compensation Committee of our Board of Directors administers the 2025 Plan unless our Board of Directors assumes authority for administration. The Compensation Committee must consist of at least three members of our Board of Directors, each of whom is intended to qualify as a “non‑employee director” for purposes of Rule 16b‑3 under the Exchange Act and an “independent director” within the meaning of the rules of the applicable stock exchange, or other principal securities market on which shares of our common stock are traded. The 2025 Plan provides that the Board of Directors or Compensation Committee may delegate its authority to grant awards to employees other than executive officers and certain senior executives of the company to a committee consisting of one or more members of our Board of Directors or one or more of our officers, other than awards made to our non‑employee directors, which must be approved by our full Board of Directors.

Subject to the terms and conditions of the 2025 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2025 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2025 Plan. Our Board of Directors may at any time remove the Compensation Committee as the administrator and revest in itself the authority to administer the 2025 Plan. The full Board of Directors administers the 2025 Plan with respect to awards to non‑employee directors.

Eligibility. Options, SARs, restricted stock and all other stock‑based and cash‑based awards under the 2025 Plan may be granted to individuals who are then our officers, employees or consultants or are the officers, employees or consultants of certain of our subsidiaries. Such awards also may be granted to our directors. Only employees of our company or certain of our subsidiaries may be granted incentive stock options, or ISOs.

Awards. The 2025 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock, restricted stock units, other stock‑ or cash‑based awards and dividend equivalents, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

•
Nonstatutory Stock Options, or NSOs, provide for the right to purchase shares of our common stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed ten years.
•
Incentive Stock Options, or ISOs, are designed in a manner intended to comply with the provisions of Section 422 of the Code, and are subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2025 Plan provides that the exercise price must be at least 110% of the fair market value of a share of common stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.
•
Restricted stock may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse, however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.
•
Restricted stock units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.
•
SARs may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our common stock over a set exercise price. The exercise price of any SAR granted under the 2025 Plan must be at least 100% of the fair market value of a share of our common stock on the date of grant. SARs under the 2025 Plan will be settled in cash or shares of our common stock, or in a combination of both, at the election of the administrator.
•
Other stock or cash based awards are awards of cash, fully vested shares of our common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our common stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. The plan administrator will determine the terms and conditions of other stock or cash based awards, which may include vesting conditions based on continued service, performance and/or other conditions.
•
Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between a specified date and the date such award terminates or expires, as determined by the plan administrator. In addition, dividend equivalents with respect to shares covered by a performance award will only be paid to the participant at the same time or times and to the same extent that the vesting conditions, if any, are subsequently satisfied and the performance award vests with respect to such shares.

Any award may be granted as a performance award, meaning that the award will be subject to vesting and/or payment based on the attainment of specified performance goals.

Change in control. In the event of a change in control, unless the plan administrator elects to terminate an award in exchange for cash, rights or other property, or cause an award to accelerate in full prior to the change in control, such award will continue in effect or be assumed or substituted by the acquirer, provided that any performance‑based portion of the award will be subject to the terms and conditions of the applicable award agreement. The administrator may also make appropriate adjustments to awards under the 2025 Plan and is authorized to provide for the acceleration, cash‑out, termination, assumption, substitution or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions. If a participant experiences a termination of service during the period beginning three months prior to the change in control and ending 12 months after the change in control that is effected by the company without cause or by the participant for good reason, then any awards held by such participant will become fully vested (with performance to be determined in accordance with the terms and conditions of the applicable award agreement).

Adjustments of awards. In the event of any stock dividend or other distribution, stock split, reverse stock split, reorganization, combination or exchange of shares, merger, consolidation, split‑up, spin‑off, recapitalization, repurchase or any other corporate event affecting the number of outstanding shares of our common stock or the share price of our common stock that would require adjustments to the 2025 Plan or any awards under the 2025 Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to: (i) the aggregate number and type of shares subject to the 2025 Plan, (ii) the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards), and (iii) the grant or exercise price per share of any outstanding awards under the 2025 Plan.

Amendment and termination. The administrator may terminate, amend or modify the 2025 Plan at any time and from time to time. However, we must generally obtain stockholder approval to the extent required by applicable law, rule or regulation (including any applicable stock exchange rule). Notwithstanding the foregoing, an option may be amended to reduce the per share exercise price below the per share exercise price of such option on the grant date and options may be granted in exchange for, or in connection with, the cancellation or surrender of options having a higher per share exercise price without receiving additional stockholder approval.

No incentive stock options may be granted pursuant to the 2025 Plan after the tenth anniversary of the effective date of the 2025 Plan, and no additional annual share increases to the 2025 Plan’s aggregate share limit will occur from and after such anniversary. Any award that is outstanding on the termination date of the 2025 Plan will remain in force according to the terms of the 2025 Plan and the applicable award agreement.

2025 Employee Stock Purchase Plan

We have adopted and our stockholders have approved the 2025 Employee Stock Purchase Plan (“ESPP”), which became effective upon the day prior to the first public trading date of our common stock. The ESPP is designed to allow our eligible employees to purchase shares of our common stock, at semi‑annual intervals, with their accumulated payroll deductions. The ESPP is intended to qualify under Section 423 of the Code. The material terms of the ESPP are summarized below.

Components. The ESPP is comprised of two distinct components in order to provide increased flexibility to grant options to purchase shares under the ESPP to U.S. and to non‑U.S. employees. Specifically, the ESPP authorizes (1) the grant of options to U.S. employees that are intended to qualify for favorable U.S. federal tax treatment under Section 423 of the Code (the Section 423 Component) and (2) the grant of options that are not intended to be tax‑qualified under Section 423 of the Code to facilitate participation for employees located outside of the United States who do not benefit from favorable U.S. tax treatment and to provide flexibility to comply with non‑U.S. law and other considerations (the Non‑Section 423 Component). Where possible under local law and custom, we expect that the Non‑Section 423 Component generally will be operated and administered on terms and conditions similar to the Section 423 Component.

Administration. Subject to the terms and conditions of the ESPP, our Compensation Committee administers the ESPP. Our Compensation Committee can delegate administrative tasks under the ESPP to the services of an agent and/or employees to assist in the administration of the ESPP. The administrator will have the discretionary authority to administer and interpret the ESPP. Interpretations and constructions of the administrator of any provision of the ESPP or of any rights thereunder will be conclusive and binding on all persons. We will bear all expenses and liabilities incurred by the ESPP administrator.

Share reserve. The maximum number of shares of our common stock which are authorized for sale under the ESPP is equal to the sum of (a) 1,263,830 shares of common stock and (b) an annual increase on each January 1 beginning in 2026 and ending in 2035, equal to the lesser of (i) 1% of the sum of (A) the number of shares of our common stock and (B) the number of shares of our common stock issuable upon the exercise of warrants to purchase shares of our common stock with an exercise price per share of $0.01 or less, in each case, outstanding (on an as converted basis) on the immediately preceding December 31 and (ii) such number of shares of common stock as determined by our Board of Directors; provided, however, that no more than 17,500,000 shares of our common stock may be issued under the ESPP. The shares reserved for issuance under the ESPP may be authorized but unissued shares or reacquired shares.

Eligibility. Employees eligible to participate in the ESPP for a given offering period generally include employees who are employed by us or one of our subsidiaries on the first day of the offering period, or the enrollment date. Our employees (and, if applicable, any employees of our subsidiaries) who customarily work less than five months in a calendar year or are customarily scheduled to work less than 20 hours per week will not be eligible to participate in the ESPP. Finally, an employee who owns (or is deemed to own through attribution) 5% or more of the combined voting power or value of all our classes of stock or of one of our subsidiaries will not be allowed to participate in the ESPP.

Participation. Employees will enroll under the ESPP by completing a payroll deduction form permitting the deduction from their compensation of at least 1% of their compensation but not more than 15% of their compensation. Such payroll deductions shall be expressed as a whole number percentage, and the accumulated deductions will be applied to the purchase of shares on each purchase date. However, a participant may not purchase more than 100,000 shares in each offering period and may not subscribe for more than $25,000 in fair market value of shares of our common stock (determined at the time the option is granted) during any calendar year. The ESPP administrator has the authority to change these limitations for any subsequent offering period.

Offering. Under the ESPP, participants are offered the option to purchase shares of our common stock at a discount during a series of successive offering periods, the duration and timing of which will be determined by the ESPP administrator. However, in no event may an offering period be longer than 27 months in length.

The option purchase price will be the lower of 85% of the closing trading price per share of our common stock on the first trading date of an offering period in which a participant is enrolled or 85% of the closing trading price per share on the purchase date, which will occur on the last trading day of each offering period.

Unless a participant has previously canceled his or her participation in the ESPP before the purchase date, the participant will be deemed to have exercised his or her option in full as of each purchase date. Upon exercise, the participant will purchase the number of whole shares that his or her accumulated payroll deductions will buy at the option purchase price, subject to the participation limitations listed above.

A participant may cancel his or her payroll deduction authorization at any time prior to the end of the offering period. Upon cancellation, the participant will have the option to either (i) receive a refund of the participant’s account balance in cash without interest or (ii) exercise the participant’s option for the current offering period for the maximum number of shares of common stock on the applicable purchase date, with the remaining account balance refunded in cash without interest. Following at least one payroll deduction, a participant may also decrease (but not increase) his or her payroll deduction authorization once during any offering period. If a participant wants to increase or decrease the rate of payroll withholding, he or she may do so effective for the next offering period by submitting a new form before the offering period for which such change is to be effective.

A participant may not assign, transfer, pledge or otherwise dispose of (other than by will or the laws of descent and distribution) payroll deductions credited to a participant’s account or any rights to exercise an option or to receive shares of our common stock under the ESPP, and during a participant’s lifetime, options in the ESPP shall be exercisable only by such participant. Any such attempt at assignment, transfer, pledge or other disposition will not be given effect.

Adjustments upon changes in recapitalization, dissolution, liquidation, merger or asset sale. In the event of any increase or decrease in the number of issued shares of our common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or any other increase or decrease in the number of shares of common stock effected without receipt of consideration by us, we will proportionately adjust the aggregate number of shares of our common stock offered under the ESPP, the number and price of shares which any participant has elected to purchase under the ESPP and the maximum number of shares which a participant may elect to purchase in any single offering period. If there is a proposal to dissolve or liquidate us, then the ESPP will terminate immediately prior to the consummation of such proposed dissolution or liquidation, and any offering period then in progress will be shortened by setting a new purchase date to take place before the date of our dissolution or liquidation. We will notify each participant of such change in writing at least ten business days prior to the new exercise date. If we undergo a merger with or into another corporation or sell all or substantially all of our assets, each outstanding option will be assumed or an equivalent option substituted by the successor corporation or the parent or subsidiary of the successor corporation. If the successor corporation refuses to assume the outstanding options or substitute equivalent options, then any offering period then in progress will be shortened by setting a new purchase date to take place before the date of our proposed sale or merger. We will notify each participant of such change in writing at least ten business days prior to the new exercise date.

Amendment and termination. Our Board of Directors may amend, suspend or terminate the ESPP at any time. However, the Board of Directors may not amend the ESPP without obtaining stockholder approval within 12 months before or after such amendment to the extent required by applicable laws.

2023 Plan

The 2023 Plan was adopted by our Board of Directors in May 2023. We have previously granted stock options to our named executive officers under the 2023 Plan, as described in more detail above. The principal purpose of the 2023 Plan was to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to us by providing them with equity ownership opportunities.

We will not make any further grants under the 2023 Plan. However, the 2023 Plan will continue to govern the terms and conditions of the outstanding awards granted under the 2023 Plan which, as of March 21, 2025, constitute 8,679,657 outstanding stock options and no restricted stock awards.

Eligibility. The 2023 Plan provided for the grant of non‑qualified options, restricted stock, or other stock‑based awards to employees, non‑employee members of the Board of Directors and consultants. The 2023 Plan provided for the grant of ISOs to employees.

Administration. Our Board of Directors administers the 2023 Plan. The administrator had the authority to select the service providers to whom equity awards were granted under the 2023 Plan, the number of shares to be subject to those awards under the 2023 Plan, and the terms and conditions of the awards granted. In addition, the administrator has the authority to construe and interpret the 2023 Plan and to adopt rules for the administration, interpretation and application of the 2023 Plan that are consistent with the terms of the 2023 Plan.

Awards. The 2023 Plan provides that each award is set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

•
NSOs provide for the right to purchase shares of our common stock at a specified price which shall be not less than fair market value on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us. NSOs may be granted for any term specified by the administrator, but in no event more than 10 years after they are granted.
•
ISOs were designed in a manner intended to comply with the provisions of Section 422 of the Code, and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of common stock on the date of grant (or 110% for an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of our capital stock), may only be granted to employees, and must not be exercisable after a period of ten years measured from the date of grant (or five years for an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of our capital stock).
•
Restricted stock could be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator, including whether there is any purchase price. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Recipients of restricted stock awards will generally have rights equivalent to those of a stockholder with respect to such shares upon grant without regard to vesting.
•
Other stock‑based awards are awards of shares of our common stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our common stock. Stock awards may be granted to participants as standalone payments and as payment in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. The plan administrator determines the terms and conditions of stock awards.

Transfer. A participant may not transfer stock awards under our 2023 Plan other than by will, the laws of descent and distribution, or as otherwise provided under our 2023 Plan.

Certain events. In the event of any change in our capital structure or our business by reason of any stock split, reverse stock split, dividend, combination or reclassification of shares, recapitalization, or other change in our capital structure, or an extraordinary cash dividend, merger, consolidation, spin‑off, split‑off, reorganization, partial or complete liquidation, sale or transfer of all or substantially all of our assets or business, or any other corporate transaction or event affecting the common stock that would require adjustments to the 2023 Plan or any awards under the 2023 Plan in order to prevent the dilution or enlargement of the potential benefits intended to be made available thereunder, the administrator will make appropriate, proportionate adjustments to: (i) the aggregate number and kind of shares with respect to which awards may be granted or awarded under the 2023 Plan, (ii) the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards), and (iii) the grant or exercise price per share of any outstanding awards under the 2023 Plan.

In the event of any transaction or event described above (including any change in control), the administrator may make appropriate adjustments to awards under the 2023 Plan and is authorized to provide for the acceleration, cash‑out, termination, assumption, substitution or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions or to comply with changes in applicable laws or accounting principles.

Amendment and termination. Our Board of Directors may amend or terminate the 2023 Plan or any portion thereof at any time; an amendment of the 2023 Plan shall be subject to the approval of our stockholders only to the extent required by applicable laws. As described above, no further awards may be granted under our 2023 Plan.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2024. During the fiscal year ended December 31, 2024, none of the other relationships required to be disclosed by the rules of the SEC existed aside from those identified in Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights ($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
Stock Options	8,753,069	4.50	1,310,670	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	8,753,069	4.50	1,310,670	(1)

(1)
Consists of awards under the 2023 Plan. As of January 31, 2025, no further grants will be made under the 2023 Plan. The 2025 Plan and the ESPP became effective on January 31, 2025. For additional information regarding the 2023 Plan, 2025 Plan and the ESPP, see Item 11, “Executive Compensation” above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of March 7, 2025, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 105,050,219 shares of common stock outstanding as of March 7, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 7, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 3 World Trade Center, 175 Greenwich Street, New York, NY 10007. We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
Entities Affiliated with ARCH Venture Partners (1)	26,816,808	25.5%
Validae Health, L.P. (2)	12,767,462	12.2
Entities Affiliated with FMR LLC (3)	11,058,496	10.5
Executive Officers and Directors
Christopher Whitten Bernard (4)	13,015,718	12.4
Clive A. Meanwell (5)	12,810,906	12.2
Christopher Visioli (6)	79,796	*
Brian Hubbard (7)	90,878	*
Gbola Amusa (8)	120,758	*
Paul L. Berns (9)	9,302,270	8.9
Kristina M. Burow (10)	26,837,495	25.5
Joshua Pinto (11)	28,962	*
All current executive officers and directors as a group (8 persons) (12)	41,521,104	39.2%

* Less than one percent.

(1)
Based on a Schedule 13D filed with the SEC on February 10, 2025. ARCH Venture Fund XII, L.P. ("AVF XII") is the record owner of 18,503,128 shares of common stock ("AVF XII Record Shares"). ARCH Venture Partners XII, L.P. ("AVP XII LP"), as the sole general partner of AVF XII, may be deemed to beneficially own the AVF XII Record Shares. ARCH Venture Partners XII, LLC ("AVP XII LLC"), as the sole general partner of AVP XII LP, may be deemed to beneficially own the AVF XII Record Shares. ARCH Venture Fund XIII, L.P. ("AVF XIII") is the record holder of 8,313,680 shares of common stock ("AVF XIII Record Shares"). ARCH Venture Partners XIII, L.P. ("AVP XIII LP"), as the sole general partner of AVF XIII, may be deemed to beneficially own the AVF XIII Record Shares. ARCH Venture Partners XIII, LLC ("AVP XIII LLC"), as the sole general partner of AVP XIII LP, may be deemed to beneficially own the AVF XIII Record Shares. Steven Gillis, Robert Nelson, Keith Crandell and Kristina Burow are the investment committee members for AVP XII LLC and Paul Berns, Steven Gillis, Robert Nelson, Keith Crandell and Kristina Burow are the investment committee members for AVP XIII LLC. All of the foregoing reporting persons reported shared voting and dispositive power with respect to 26,816,808 shares of common stock. See footnotes (9) and (10) below for additional information regarding Mr. Berns beneficial ownership and Ms. Burow’s beneficial ownership, respectively. The address for Arch Venture Partners and its affiliates is 8755 West Higgins Road, Suite 1025, Chicago, IL 60631.
(2)
Based on information known to the Company, Population Health Partners GP, LLC (“PHP GP LLC”), as the sole general partner of Validae Health, L.P., may be deemed to beneficially own the shares of common stock held by Validae Health, L.P. (“Validae Shares”). As the members of PHP GP LLC, each of Christopher Whitten Bernard, Christopher Cox and Clive A. Meanwell, M.B., Ch.B., M.D. may also be deemed to share the power to direct the disposition and vote of the Validae Shares. See footnotes (4) and (5) below for additional information regarding Mr. Bernard’s beneficial ownership and Dr. Meanwell’s beneficial ownership, respectively. The address of Validae Health, L.P. is 1200 Morris Turnpike, Suite 3005, Short Hills, NJ 07078.
(3)
Based on a Schedule 13D filed with the SEC on February 5, 2025. FMR LLC has sole voting and dispositive power over 11,058,496 shares of common stock and Abigail P. Johnson (together with FMR LLC, “FMR”) has sole dispositive power over 11, 058,496 shares of common stock. The address for FMR is 245 Summer Street, Boston, Massachusetts 02210.
(4)
In addition to the beneficial ownership reported in footnote (2), reflects options to purchase 248,256 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(5)
In addition to the beneficial ownership reported in footnote (2), reflects options to purchase 43,444 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(6)
Reflects options to purchase 79,796 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(7)
Reflects options to purchase 90,878 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(8)
Reflects options to purchase 120,758 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(9)
Mr. Berns reports beneficial ownership of 8,313,680 shares of common stock held of record by AVF XIII as reported in footnote (1). In addition, reflects 957,559 shares of common stock held directly by Mr. Berns and options to purchase 31,031 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(10)
In addition to the beneficial ownership reported in footnote (1), reflects options to purchase 20,687 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(11)
Reflects options to purchase 28,962 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.
(12)
In addition to the ownership reported in footnotes (4)-(7) and (9)-(11), includes options to purchase 436,221 shares of common stock that are exercisable as of March 7, 2025 or will become exercisable within 60 days of March 7, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year‑end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in Part III, Item 11 “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Preferred Stock Financings

Series Seed Preferred Stock Financing. From May 2023 to June 2023, we issued and sold to investors in private placements an aggregate of 23,266,665 shares of Series Seed preferred stock at a purchase price of $1.50 per share, for aggregate consideration of approximately $34.9 million and 13,333,333 shares of Series Seed Preferred Stock in connection with the conversion of a convertible promissory note in accordance with its terms.

Series A Preferred Stock Financing. From August 2023 to August 2024, we issued and sold to investors in private placements an aggregate of 79,999,993 shares of our Series A preferred stock at a purchase price of $3.00 per share, for aggregate consideration of approximately $240.0 million.

Series B Preferred Stock Financing. In November 2024, we issued and sold to investors in private placements an aggregate of 42,658,718 shares of our Series B preferred stock at a purchase price of $5.04 per share, for aggregate consideration of approximately $215.0 million.

The following table sets forth the aggregate number of shares of our capital stock acquired by beneficial owners of more than 5% of our capital stock in the financing transactions described above at the time of the consummation of each such transaction, as determined under rules issued by the SEC and assuming the voting of the preferred stock and the common stock as a single class on an as‑converted to common stock basis. Each share of our Series Seed preferred stock, Series A preferred stock and Series B preferred stock identified in the following table converted into 0.425582079249 shares of common stock upon the closing of our initial public offering.

Participants(1)	Series Seed Preferred Stock	Series A Preferred Stock	Series B Preferred Stock
Entities affiliated with ARCH Venture Partners(2)	19,933,333	30,000,000	5,357,142
Entities affiliated with FMR LLC(3)	—	7,333,332	5,952,380
GV 2023, L.P.	—	7,333,332	992,063
MC Longevity, LP	—	7,333,332	—
Entities affiliated with Newpath Partners(4)	—	7,333,332	793,650
SVF II US Aggregator (DE) LLC	—	—	992,063

(1)
Additional details regarding these stockholders and their equity holdings are provided in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
(2)
Represents securities acquired by ARCH Venture Fund XII, L.P. and ARCH Venture Fund XIII, L.P.
(3)
Represents securities acquired by F‑Prime Capital Partners Life Sciences Fund VIII LP and other funds and accounts managed by direct or indirect subsidiaries of FMR LLC that, collectively with F‑Prime Capital Partners Life Sciences Fund VIII LP, beneficially own more than 5% of our common stock, on an as‑converted basis.
(4)
Represents securities acquired by Newpath Partners II, L.P. and Newpath Partners III, L.P.

Agreements with Stockholders

Amended and Restated Investor Rights Agreement

We entered into a Second Amended and Restated Investor Rights Agreement on November 12, 2024 with the holders of our preferred stock, including entities with which certain of our directors are related. The agreement provides, among other things, for certain rights relating to the registration of such holders’ common stock, including shares issuable upon conversion of preferred stock. See “Description of Capital Stock” filed with this Annual Report as Exhibit 4.2 for additional information.

Amended and Restated Voting Agreement

We entered into a Second Amended and Restated Voting Agreement on November 12, 2024 (the “Voting Agreement”), pursuant to which the following directors were elected to serve as members on our Board of Directors: Christopher Whitten Bernard, Kristina M. Burow, Paul L. Berns and Clive A. Meanwell, M.B., Ch.B., M.D. and Joshua Pinto, Ph.D. were initially selected to serve on our Board of Directors. Ms. Burow and Mr. Berns were initially selected to serve on our Board of Directors as representatives of holders of our preferred stock, as designated by ARCH Venture Fund XII, L.P. Dr. Meanwell was initially selected to serve on our Board of Directors as the representative of holders of our common stock, as designated by Validae Health, L.P. (“Validae”), an affiliate of Population Health Partners, L.P. Mr. Bernard and Dr. Pinto were selected to serve on our Board of Directors by a majority of the other members of our Board of Directors and were elected by the holders of our common stock and preferred stock, voting together as a single class.

The Voting Agreement terminated upon the closing of our initial public offering, and members previously elected to our Board of Directors pursuant to this agreement will continue to serve as directors until they resign, are removed or their successors are duly elected by the holders of our common stock. The composition of our Board of Directors is described in more detail in Part III, Item 10 “Directors, Executive Officers and Corporate Governance.”

Services Arrangement with Validae Health, L.P.

We have entered into a service agreement with Validae pursuant to which Validae has agreed to provide business development, clinical development, commercialization, strategic, administrative and related services to us. Our Executive Chairman, Clive A. Meanwell, M.B., Ch.B., M.D., served as our President from our formation in June 2022 until September 2024, and as our Chief Executive Officer from March 2023 until September 2024, as part of the services provided by Validae pursuant to the services agreement. In addition, our Chief Financial Officer, Christopher J. Visioli, served as our Chief Business Officer from March 2023 until September 2024, as part of the services provided by Validae pursuant to the services agreement. The services agreement will continue in effect until the completion date of all services agreed between the parties. We may terminate at any time upon 30 days’ prior written notice. Validae may terminate upon three months’ prior written notice, provided that such termination by Validae may not be effective prior to October 1, 2025. For the year ended December 31, 2024 and the year ended December 31, 2023, we paid Validae $6.1 million and $8.8 million, respectively, in management and services fees and other reimbursements under the services agreement.

Offer Letters

We have entered into offer letter agreements with certain of our executive officers, as more fully described in Part III, Item 11 “Executive Compensation.”

Director and Officer Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. See “Description of Capital Stock” filed with this Annual Report as Exhibit 4.2 for additional information.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year, or, for so long as we qualify as a smaller reporting company, the lesser of $120,000 or one percent of the average of our total assets at year‑end for the last two completed fiscal years, and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee will be tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our Board of Directors currently consists of five members. Our Board of Directors has determined that, of our directors, Mr. Berns, Ms. Burow and Mr. Pinto do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules. For information regarding independence of our directors with respect to the committees on which they serve, please see Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.

Ernst & Young LLP has served as our independent registered public accounting firm since 2024. The following table sets forth all fees paid or accrued by us for professional audit services and other services rendered by Ernst & Young LLP for the years ended December 31, 2024 and 2023. Services rendered in connection with financial statements for the year ended December 31, 2023 were accrued for as of such period and are therefore reflected below for the year ended December 31, 2023.

Fee Category	2024	2023
Audit Fees	$1,260,000	$480,000
Audit Related Fees	—	—
Tax Fees	40,000	—
All Other Fees	—	—
Total Fees	$1,300,000	$480,000

Audit Fees

Includes fees for audits of our annual consolidated financial statements and for services provided in connection with SEC filings, including consents and comfort letters. The fees for the year ended December 31, 2024 include services rendered in connection with our initial public offering.

Tax Fees

Includes fees for professional services related to tax compliance.

Audit Committee Pre‑Approval Policy and Procedures

The Audit Committee pre‑approves all audit services and permitted non‑audit services (including the fees and terms thereof) to be provided to us by Ernst & Young LLP, subject to the de minimis exception for non‑audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate authority to one or more of its members to grant pre‑approvals of audit services and permitted non‑audit services provided that the decisions of such Audit Committee member or members must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

a)
Financial Statements. See Index to Financial Statements included in the consolidated financial statements in this Annual Report on Form 10-K.
b)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto included in the Index to Financial Statements of this Annual Report on Form 10-K.
c)
Exhibits.

Exhibit Index

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit No.	Filing Date

2.1+	Second Deed of Amendment to the Share Purchase Agreement, dated September 22, 2023, by and between the Registrant and the selling shareholders of Zihipp Ltd., as amended.	S-1	333-284225	2.1	1/10/2025
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-42489	3.1	2/3/2025
3.2	Amended and Restated Bylaws.	8-K	001-42489	3.2	2/3/2025
4.1	Specimen Stock Certificate evidencing the shares of common stock.	S-1/A	333-284225	4.1	1/27/2025
4.2	Description of Capital Stock					*
10.1†	2023 Equity Incentive Plan, as amended, and form of award agreements thereunder.	S-1	333-284225	10.1	1/10/2025
10.2†	2025 Incentive Award Plan and form of award agreements thereunder.	S-1/A	333-284225	10.2	1/27/2025
10.3†	2025 Employee Stock Purchase Plan.	S-1/A	333-284225	10.3	1/27/2025
10.4†	Severance Plan.	S-1/A	333-284225	10.4	1/27/2025
10.5†	Non-Employee Director Compensation Program.	S-1/A	333-284225	10.5	1/27/2025
10.6†	Offer Letter by and between Metsera, Inc. and Christopher Whitten Bernard.	S-1	333-284225	10.5	1/10/2025
10.7†	Offer Letter by and between Metsera, Inc. and Clive A. Meanwell, M.B., Ch.B., M.D.	S-1	333-284225	10.6	1/10/2025
10.8†	Offer Letter by and between Metsera, Inc. and Christopher J. Visioli.	S-1	333-284225	10.7	1/10/2025
10.9†	Offer Letter by and between Metsera, Inc. and Brian Hubbard, Ph.D.	S-1	333-284225	10.8	1/10/2025
10.10†	Offer Letter by and between Metsera, Inc. and Gbola Amusa.	S-1	333-284225	10.9	1/10/2025
10.11†	Form of Indemnification Agreement by and among Metsera, Inc. and its directors and officers.	S-1/A	333-284225	10.11	1/27/2025
10.12	Second Amended and Restated Investor Rights Agreement, dated November 12, 2024, by and among Metsera, Inc. and certain of its stockholders.	S-1	333-284225	10.11	1/10/2025
10.13+	Second Amended and Restated License Agreement, dated March 15, 2024, by and between Metsera, Inc. and D&D Pharmatech Inc.	S-1	333-284225	10.12	1/10/2025
10.14+	License Agreement, dated March 15, 2024, by and between Metsera, Inc. and D&D Pharmatech Inc.	S-1	333-284225	10.13	1/10/2025
10.15+	Intellectual Property License Agreement, dated February 28, 2019, by and between Zihipp Ltd. and Imperial College of Science, Technology and Medicine, and amendments thereto.					*
10.16	Novation Agreement, dated February 28, 2019, by and among Zihipp Ltd., Imperial College of Science, Technology and Medicine and IP2IPO Innovations Limited.	S-1	333-284225	10.15	1/10/2025

10.17+	Development and Supply Agreement, dated September 30, 2024, by and between Metsera, Inc. and Amneal Biopharma Solutions Private Limited.	S-1	333-284225	10.20	1/10/2025
19.1	Insider Trading Compliance Policy.					*
21.1	Subsidiaries of the Registrant.	S-1	333-284225	21.1	1/10/2025
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					*
31.1	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2024.					*
31.2	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2024.					*
32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2024.					**
32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for the year ended December 30, 2024.					**
97.1	Policy for Recovery of Erroneously Awarded Compensation.					*
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

+ Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

† Indicates a management contract or compensatory plan.

* Filed

** Furnished

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metsera, Inc.

Date: March 26, 2025	By:	/s/ Christopher Whitten Bernard
Christopher Whitten Bernard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher Whitten Bernard	President and Chief Executive Officer and Director	March 26, 2025
Christopher Whitten Bernard	(Principal Executive Officer)

/s/ Christopher J. Visioli	Chief Financial Officer	March 26, 2025
Christopher J. Visioli	(Principal Financial and Accounting Officer)

/s/ Clive A. Meanwell	Executive Chairman and Director	March 26, 2025
Clive A. Meanwell, M.B., Ch.B., M.D.

/s/ Paul L. Berns	Director	March 26, 2025
Paul L. Berns

/s/ Kristina Burow	Director	March 26, 2025
Kristina Burow

/s/ Joshua Pinto	Director	March 26, 2025
Joshua Pinto, Ph.D.