Form 10-Q
period 2025-03-31
Metsera, Inc.
filed 2025-05-12
CIK 2040807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42489

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2025, the registrant had 105,055,538 shares of common stock outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the timing of our planned Investigational New Drug (IND) application submissions to the U.S. Food and Drug Administration (FDA) or any comparable submissions to foreign regulatory authorities for our product candidates;
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
•
the anticipated impact of geopolitical and macroeconomic factors on our business, including impacts from tariffs;
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
•
regulatory developments in the United States and foreign countries, including the potential impact of tariffs on our business;
•
our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act or a smaller reporting company;
•
our ability to attract and retain key scientific and management personnel; and
•
our use of proceeds from our initial public offering, our financial performance, estimates of our expenses, capital requirements and needs for additional financing.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein for any reason after the date of this report to conform these statements to new information, future events or otherwise.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Quarterly Report. Unless otherwise expressly stated, we obtained the industry, market and competitive position data from our internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information in addition to research, surveys and studies conducted by third parties that have not been independently verified which may, in the future, prove not to have been accurate.

As used in this Quarterly Report, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” “Metsera,” and the “Company” refer to Metsera, Inc. and its subsidiaries. All brand names or trademarks appearing in this Quarterly Report are the property of their respective owners. Metsera may use its website as a distribution channel of material information about the Company. Financial and other important information regarding the Company is routinely posted on and accessible through the Investors & News section of its website at investors.metsera.com. In addition, stockholders may sign up to automatically receive email alerts and other information about the Company by using the “Email Alerts” option on the Investors & Media page and submitting their email address.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. A summary of the material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•
We are a clinical-stage biotechnology company with a limited operating history and no history of commercializing products and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
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
•
We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development, which subjects us to risks associated with international operations, including exposure to tariffs, and increases the risk that we will not have sufficient quantities of our current or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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

The risks described above should be read together with the text of the full risk factors described below in the section entitled “Risk Factors” and the other information set forth in this Quarterly Report, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the Securities Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us, or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations and future growth prospects.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

METSERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$588,335	$352,447
Prepaid expenses and other current assets	6,403	6,686
Total current assets	594,738	359,133
Property and equipment, net	59	57
Operating lease right-of-use asset	1,215	1,385
Intangible assets	70,577	68,521
Goodwill	22,549	21,892
Other assets	1,557	—
Total assets	$690,695	$450,988
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,244	$20,837
Accrued expenses and other current liabilities	31,031	17,877
Note payable with related parties	8,489	8,387
Due to related parties	320	392
Operating lease liabilities, current	727	714
Contingent consideration, current	34,930	19,100
Total current liabilities	90,741	67,307
Deferred tax liabilities	8,013	7,780
Operating lease liabilities, noncurrent	514	701
Contingent consideration, noncurrent	86,040	87,850
Total liabilities	185,308	163,638
Redeemable convertible preferred stock, par value $0.00001 per share:
Series Seed redeemable convertible preferred stock: no shares and 36,599,998 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares and 36,599,998 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (Liquidation value of $54,900 at December 31, 2024)	—	54,815
Series A redeemable convertible preferred stock: no shares and 79,999,993 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares and 79,999,993 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (Liquidation value of $240,000 at December 31, 2024)	—	239,752
Series A-1 redeemable convertible preferred stock: no shares and 9,696,970 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares and 9,696,970 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (Liquidation value of $32,000 at December 31, 2024)	—	31,931
Series B redeemable convertible preferred stock: no shares and 42,658,718 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares and 42,658,718 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (Liquidation value of $215,000 at December 31, 2024)	—	214,359
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, par value $0.00001 per share: 10,000,000 shares and no shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Common stock, par value $0.00001 per share: 800,000,000 and 72,348,953 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 104,870,233 and 15,368,385 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	1	—
Additional paid-in capital	833,853	2,479
Accumulated other comprehensive income (loss)	5,267	1,160
Accumulated deficit	(333,734)	(257,146)
Total stockholders’ equity (deficit)	505,387	(253,507)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$690,695	$450,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating expenses:
Acquired in-process research and development	$—	$90
Research and development	57,185	17,813
General and administrative	8,603	4,075
Change in fair value of contingent consideration	14,020	(915)
Total operating expenses	79,808	21,063
Loss from operations	(79,808)	(21,063)
Other income (expense):
Interest expense	(101)	—
Foreign exchange loss	(1,590)	(1)
Interest income	4,911	893
Loss before income taxes	(76,588)	(20,171)
Income tax benefit	—	291
Net loss	$(76,588)	$(19,880)
Net loss per share of common stock, basic and diluted	$(1.03)	$(1.44)
Weighted-average shares of common stock outstanding, basic and diluted	74,391,154	13,836,678

Comprehensive loss:
Net loss	$(76,588)	$(19,880)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,107	(631)
Total other comprehensive income (loss)	4,107	(631)
Comprehensive loss	$(72,481)	$(20,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	168,955,679	$540,857	15,368,385	$—	$2,479	$1,160	$(257,146)	$(253,507)
Conversion of redeemable convertible preferred stock	(168,955,679)	(540,857)	71,904,475	1	540,856	—	—	540,857
Issuance of common stock upon initial public offering	—	—	17,569,444	—	288,411	—	—	288,411
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,610	—	—	—	—	—
Exercise of common stock options	—	—	5,319	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	4,107	—	4,107
Net loss	—	—	—	—	—	—	(76,588)	(76,588)
Balance at March 31, 2025	—	$—	104,870,233	$1	$833,853	$5,267	$(333,734)	$505,387

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2023	66,266,662	$143,683	13,831,417	$—	$85	$2,752	$(48,019)	$(45,182)
Issuance of Series A convertible preferred stock, net of issuance costs	14,499,999	43,387	—	—	—	—	—	—
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	478,777	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	(631)	—	(631)
Net loss	—	—	—	—	—	—	(19,880)	(19,880)
Balance at March 31, 2024	80,766,661	$187,070	14,310,194	$—	$164	$2,121	$(67,899)	$(65,614)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(76,588)	$(19,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5	1
Non-cash interest expense	101	—
Stock-based compensation expense	2,088	79
Change in fair value of contingent consideration	14,020	(915)
Income tax benefit	—	(291)
Non-cash lease expense	(3)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	288	(2,591)
Other assets	(1,557)	—
Accounts payable	(5,727)	4,243
Accrued expenses and other liabilities	13,103	3,649
Due to related parties	(72)	(67)
Net cash used in operating activities	(54,342)	(15,772)
Investing activities:
Purchase of property and equipment	(7)	—
Net cash used in investing activities	(7)	—
Financing activities:
Proceeds from the sale of convertible preferred stock, net of offering costs paid	—	43,387
Proceeds from the sale of common stock in initial public offering, net of offering costs paid	288,540	—
Proceeds from the exercise of common stock options	19	—
Settlement of deferred payment related to the acquisition of Zihipp, Ltd.	—	(515)
Net cash provided by financing activities	288,559	42,872
Effect of exchange rates on cash and cash equivalents	1,678	(30)
Net increase in cash and cash equivalents	235,888	27,070
Cash and cash equivalents, beginning of the period	352,447	75,195
Cash and cash equivalents, end of the period	$588,335	$102,265
Supplemental non-cash financing activities:
Issuance of Common Stock upon conversion of convertible preferred stock	$540,856	$—
Deferred financing costs within accounts payable and accrued expenses	$129	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Liquidity and Risk

Unless the context otherwise requires, references in these notes to “Metsera,” “the Company,” “we,” “us” and “our” and any related terms are intended to mean Metsera, Inc. and its consolidated subsidiaries.

Organization

Metsera, Inc., a Delaware corporation, was incorporated in June 2022 and is a clinical-stage biotechnology company developing next-generation injectable and oral nutrient stimulated hormone (NuSH) analog peptides to treat obesity, overweight and related conditions. We have developed and are implementing proprietary methods and platform technologies to advance a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides with the potential to not only address the limitations of approved therapies, but also many of the anticipated limitations of next-generation therapies in development. We use our proprietary MINT peptide library of NuSH analog peptides alongside our Half-life Augmentation by Lipid Optimization (HALO) half-life extending platform and our MOMENTUM oral NuSH analog peptide delivery platform to deliver highly differentiated product candidates that we are advancing into clinical trials for obesity, overweight and other related conditions.

Initial Public Offering (IPO)

In February 2025, we completed our IPO in which we sold 17,569,444 shares of our common stock at a public offering price of $18.00 per share. We received net proceeds of $288.4 million after deducting underwriting discounts, commissions and other offering expenses.

Liquidity and Risk

We incurred losses and negative operating cash flows since our inception and have an accumulated deficit of $333.7 million as of March 31, 2025. During the three months ended March 31, 2025, we incurred a net loss of $76.6 million and negative operating cash flows of $54.3 million. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates, if approved. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful.

Since our inception in June 2022, we have funded our operations through the issuance of shares of our redeemable convertible preferred stock, convertible notes in private placements and common stock issued during our IPO completed in February 2025. As of March 31, 2025, we had cash and cash equivalents of $588.3 million, inclusive of the aggregate net proceeds of approximately $288.4 million from our IPO. We believe the available cash and cash equivalents as of March 31, 2025, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include those of Metsera, Inc. and its wholly owned subsidiaries, Zihipp Ltd. and Zihipp Inc. (collectively, “Zihipp”) that were acquired in September 2023 (refer to Note 3, Acquisition of Zihipp Ltd.). All significant intercompany account balances and transactions have been eliminated upon consolidation.

The accompanying unaudited condensed consolidated financial statements and notes hereto have been prepared in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) accounting standards codification.

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, our audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024 (our Annual Report), as filed with the SEC on March 26, 2025. In the opinion of management, our unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not considered necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period or for any other future year.

Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and the Accounting Standards Updates (ASU) of the FASB and SEC.

Reverse Stock Split

In January 2025, our board of directors approved an amendment to our certificate of incorporation providing for a 2.349723-for-1 reverse stock split of our issued and outstanding common stock. The reverse stock split became effective on January 27, 2025. The accompanying unaudited condensed consolidated financial statements and notes herein give retroactive effect to the reverse stock split for all periods presented. Refer to Note 8, Convertible Preferred Stock and Stockholders’ Equity (Deficit), for additional details.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies described in Note 2, Basis of Presentation and Significant Accounting Policies, of our audited consolidated financial statements within our Annual Report.

Segment Information

We operate and manage our business as a single operating segment for the purposes of assessing performance and making operating decisions. Our current focus is on the development of clinical and preclinical product candidates focused on developing next-generation injectable and oral nutrient stimulated hormone, analog peptides to treat obesity, overweight and related conditions. We have one reportable segment. The determination of reportable segments is based on our chief operating decision maker’s (CODM) use of financial information provided for the purpose of assessing performance and making operating decisions. Our CODM is our Chief Executive Officer.

The CODM assesses performance for the segment based on net loss. The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets.

To date, we have not generated any product revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval. As such, our CODM uses cash forecast models in deciding how to invest into the segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
	2025	2024
Research and Development Programs:
MET-097i	$22,949	$3,699
MET-233i	8,526	3,548
Oral peptide platform	10,891	5,324
Next-generation combinations with GLP-1 RA + amylin agonism	3,184	983
Development and discovery infrastructure	11,635	4,259
Personnel	2,511	612
Stock-based compensation included within general and administrative expenses	1,262	23
Professional fees and other	4,830	3,440
Acquired in-process research and development	—	90
Change in fair value of contingent consideration	14,020	(915)
Interest income	(4,911)	(893)
Other expense, net(a)	1,691	1
Loss before income taxes	76,588	20,171
Income tax benefit	—	(291)
Segment net loss	76,588	19,880
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$76,588	$19,880

(a) Includes the change in interest expense and foreign exchange loss.

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

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible debt, redeemable convertible preferred stock, restricted stock awards and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. Our convertible preferred stock and unvested restricted stock entitles the holder to participate in our dividends and earnings, and, if we were to recognize net income, we would have to use the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the convertible preferred stock and unvested restricted stock have no obligation to fund losses.

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	March 31,
	2025	2024
Redeemable convertible preferred stock outstanding	-	80,766,661
Unvested restricted stock awards outstanding	185,305	1,266,106
Stock options outstanding	9,215,568	3,162,056
	9,400,873	85,194,823

Amounts in the above table reflect the common stock equivalents.

Income Taxes

We had no income tax benefit or expense and an income tax benefit of $0.3 million for the three months ended March 31, 2025 and 2024, respectively. We continue to have a full valuation allowance for substantially all of our net deferred tax assets in the U.S. For the three months ended March 31, 2024, we recorded a tax benefit in the amount of approximately $0.3 million resulting from net operating losses in the U.K. for the period for which a deferred tax asset was created and netted against the indefinite-lived deferred tax liability established upon the Zihipp acquisition in September 2023 as we expect the deferred tax liability will be a source of taxable income for purposes of determining the realization of the deferred tax asset related to net operating losses in the U.K. which have an unlimited carryforward.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2022-09). ASU No. 2023-09 is intended to improve income tax disclosure requirements by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) the disaggregation of income taxes paid by jurisdiction. The guidance makes several other changes to the income tax disclosure requirements. The guidance in ASU 2023-09 will be effective for annual reporting periods in fiscal years beginning after December 15, 2024. We currently evaluating the impact that the adoption of this pronouncement will have on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU No. 2024-03). ASU No. 2024-03 is intended to improve expense disclosures by requiring disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. The standard is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

3. Acquisition of Zihipp Ltd.

On September 22, 2023 (the Closing Date), we entered into a share purchase agreement, as amended, with the selling shareholders holding the entire issued share capital of Zihipp, a biopharmaceutical company focused on the development of peptide hormones for use in novel therapeutics for the treatment of diabetes and obesity, pursuant to which we acquired 100% of the outstanding equity interests of Zihipp. Through Zhipp’s exclusive licensing agreement with the Imperial College of London, Zihipp had rights to all patent applications and pre-clinical and clinical data packages for various programs associated with the license at the time of acquisition. The acquisition of Zihipp expanded our current pipeline of novel therapeutics for obesity and diabetes.

The acquisition of Zihipp involved upfront and deferred cash payments totaling $34.3 million and contingent consideration with an estimated fair value of $42.9 million at the time of acquisition. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture (JV) milestone payments as well as royalties on net product sales and out-licensed intellectual property. Under the terms of the agreement, we are obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena LLC.

In addition, the former Zihipp shareholders are entitled to low-single digit royalties on net product sales and low-single to mid-teen digit payment of net receipts on non-royalty license income at certain milestone events for out-licensed intellectual property. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 10-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of our last-to-expire licensed patent or a jointly owned patent that covers such the Licensed Product in such country.

During the three months ended March 31, 2025, we made no payments under the agreement. For additional information related to our acquisition of Zihipp, please refer to Note 4, Acquisition of Zihipp Ltd., to our audited consolidated financial statements included in our Annual Report.

4. Licensing Agreements

D&D Pharmatech Inc. License and Collaboration Agreement

In April 2023, we entered into a license and collaboration agreement with D&D Pharmatech Inc. (D&D), which was amended in May 2023, and further amended in March 2024 (the License Agreement). We were granted an exclusive, worldwide, sublicensable license to exploit licensed compounds and products under the licensed technology.

Simultaneously with the License Agreement, we entered into a separate Research and Collaboration Agreement with D&D’s affiliate, Neuraly Inc. (Neuraly). Under this arrangement, Neuraly is responsible for the preclinical development of certain Licensed Products, defined within the agreement, while we will manage all other development activities as specified in the Research Plans.

Upon execution of the agreement, we were required to pay D&D an upfront fee of $10.0 million. Additionally, we are also required to make payments to D&D up to an aggregate of $123.0 million upon the achievement of various development and regulatory milestones, up to an aggregate of $337.5 million in commercial milestones and low-single to low double digit royalties on net product sales of the licensed technology. We are eligible to receive non-royalty sublicense income and the contingent payments under the agreement are structured as loan notes with twelve months’ interest.

During the three months ended March 31, 2025, we made a payment of $2.0 million related to certain development milestones that were achieved under the D&D agreements in November 2024 that was previously recognized within research and development expense within our Statement of Operations and Comprehensive Loss for the year ended December 31, 2024, as well as within other current liabilities in our Balance Sheet as of December 31, 2024. No additional milestones were achieved under the License Agreement during the three months ended March 31, 2025. No milestones were achieved or payments made during the three months ended March 31, 2024.

We recognized $1.4 million and $2.1 million, respectively, for full-time employee (FTE) expenses and the cost of reagents and raw materials related to Neuraly during the three months ended March 31, 2025 and 2024. In addition, during the three months ended March 31, 2024, we recognized acquired in-process research and development expense of $0.1 million in connection with the upfront payments for the license acquired in the accompanying consolidated statements of operations and comprehensive loss.

For additional information related to our agreements with D&D, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

Imperial College of Science, Technology and Medicine

In connection with the acquisition of Zihipp in September 2023, we acquired an exclusive intellectual property license agreement with the Imperial College of Science, Technology and Medicine (Imperial), whereby Imperial granted us an exclusive license for the development and commercialization of the licensed products (the Imperial Agreement).

Pursuant to the Imperial Agreement, Imperial is eligible to receive up to £20.5 million (approximately $26.4 million at an exchange rate of 1.29 as of March 31, 2025) upon the achievement of certain development and regulatory milestones primarily based on the initiation of clinical trial phases and regulatory approval. In addition, we are obligated to pay Imperial low-single digit percentage royalties on net sales on a country-by-country and product-by-product basis and mid-single digit to mid-teen percentage of net receipts from sublicenses. In addition, we are obligated to reimburse Imperial for annual patent related costs incurred related to the licensed technology.

No development milestones related to the Imperial Agreement were achieved during the three months ended March 31, 2025 and 2024 and as such, no amounts were included in research and development or accrued expenses and other current liabilities for the comparative periods. For additional information related to our agreement with Imperial, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

Amneal Agreements

In September 2024, we executed two contracts (the Amneal Agreements) with affiliates of Amneal Pharmaceuticals Inc. (collectively, Amneal), including a license agreement and a development and supply agreement.

Under the license agreement, Amneal received an exclusive license to manufacture and commercialize our drug product candidate(s) (Product(s)) after our regulatory approval in certain emerging markets in South and Southeast Asia, North Africa and the Middle East (Territory). We will receive royalties calculated as a high single-digit percentage of Amneal’s gross profits from Product(s) sales.

Under the development and supply agreement, Amneal will initially provide research services related to Product(s) development. The parties are constructing a new manufacturing facility in India (New Facility) that Amneal will own, operate, and control during the construction. We are required to finance the construction of the New Facility based on the percentage of the actual costs incurred and subject to an aggregate cap of $100.0 million. Under the development and supply agreement, our contribution to the

New Facility construction costs is capped at $100.0 million unless we subsequently change the initial specifications for the New Facility.

During the three months ended March 31, 2025, we recorded $1.6 million related to the construction of the New Facility, which was included in other assets within our condensed consolidated balance sheets as of March 31, 2025. For additional information related to our agreements with Amneal, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

5. Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

(a)
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
(b)
Level 2 Inputs: Observable inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
(c)
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$56,561	$—	$—	$56,561
Certificates of Deposit	—	50,000	—	50,000
Total Assets	$56,561	$50,000	$—	$106,561
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$120,970	$120,970
Total liabilities	$—	$—	$120,970	$120,970

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$55,954	$—	$—	$55,954
Certificates of Deposit	—	100,000	—	100,000
Total Assets	$55,954	$100,000	$—	$155,954
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$106,950	$106,950
Total liabilities	$—	$—	$106,950	$106,950

We have not recognized any impairments of our assets measured and carried at fair value during the three months ended March 31, 2025. There have been no changes in valuation techniques, inputs utilized or transfers between fair value measurement levels in the periods presented. Our certificates of deposit are held at amortized cost which approximate their fair value based on Level 2 inputs due to their short-term nature.

As of March 31, 2025, our contingent consideration liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our contingent consideration liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any development, regulatory, commercial or royalty-based milestones, changes in the amount or timing of expected future net cash flows, changes in the probability or timing of certain events. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. The following table provides a rollforward of our total contingent consideration liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024:

	Contingent
(In thousands)	Consideration	Total
Balance at December 31, 2024	$106,950	$106,950
Additions	—	—
Change in fair value	14,020	14,020
Settlements	—	—
Balance at March 31, 2025	$120,970	$120,970

	Contingent
(In thousands)	Consideration	Total
Balance at December 31, 2023	$45,800	$45,800
Additions	—	—
Change in fair value	(915)	(915)
Settlements	—	—
Balance at March 31, 2024	$44,885	$44,885

Contingent Consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp (refer to Note 3, Acquisition of Zihipp Ltd.). The fair value of the contingent consideration totaled $42.9 million at the time of acquisition and was estimated based on the probability of milestone achievement and an estimated discount rate.

The change in fair value in contingent consideration during the three months ended March 31, 2025, was primarily attributable to an increase in the probability of achievement of our development milestones and a lower yield due to an increase in our credit rating. The change in fair value in contingent consideration during the year ended December 31, 2024, was primarily attributable to the pursuit of a new product, increase in the probability of success as well as the time value and related accretion.

The following table includes quantitative information about the significant unobservable inputs for the components of the our contingent consideration liabilities as of the periods indicated:

	March 31,	December 31,
	2025	2024
Development Milestones
Probability of achievement	n/a - 100.0%	n/a - 75.0%
Discount rate	8.0% - 8.3%	9.0% - 9.5%
Expected years until payment	0.8 - 4.2	0.8 - 4.1
Regulatory Milestones
Probability of achievement	2.4% - 56.3%	2.4% - 56.3%
Discount rate	8.1% - 9.0%	9.2% - 10.2%
Expected years until payment	2.6 - 7.7	2.5 - 7.6
Commercial Milestones
Probability of achievement	14.4% - 53.4%	14.4% - 53.4%
Discount rate	8.2% - 8.8%	9.4% - 10.0%
Expected years until payment	3.6 - 6.7	3.5 - 6.6
Royalties on Net Sales
Probability of achievement	1.9% - 32.9%	2.0% - 33.0%
Discount rate	8.3% - 10.5%	9.5% - 11.8%
Expected years until payment	4.0 - 20.0	4.3 - 20.3

6. Balance Sheet Components

Prepaid expenses and other current assets consist of the following:

	As of
	March 31,	December 31,
(In thousands)	2025	2024(a)
Prepaid research and development costs	$2,940	$1,690
Deferred financing fees	$—	$3,046
Prepaid insurance	1,246	63
Other prepaid expenses	592	303
Other current assets	1,625	1,584
Total prepaid expenses and other current assets	$6,403	$6,686

(a) Certain prior period amounts have been reclassified to conform with current period presentation.

Accrued expenses and other current liabilities consist of the following:

	As of
	March 31,	December 31,
(In thousands)	2025	2024
Employee compensation and related benefits	$2,786	$5,815
Research and development	26,764	9,680
Professional services and other general and administrative	1,071	1,972
Deferred tax credits	410	410
Total accrued expenses and other current liabilities	$31,031	$17,877

7. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. We were not subject to any material legal proceedings as of March 31, 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with officers and members of the Board that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of March 31, 2025 and December 31, 2024, we had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding.

Contingent Consideration

In connection with the acquisition of Zihipp the Company is subject to contingent milestone payments and future royalty payments on net product sales. Refer to Note 3, Acquisition of Zihipp Ltd., for additional information on the contingent consideration payments made during three months ended March 31, 2025.

8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In May and June 2023, we sold an aggregate of 23,266,665 shares of Series Seed convertible preferred stock at a purchase price of $1.50 per share and received $34.8 million in net proceeds. In May 2023, we issued an additional 13,333,333 shares of our Series Seed convertible preferred stock related to the settlement and conversion of the outstanding principal balance of our promissory note.

In August and October 2023, we sold an aggregate of 29,666,664 shares of our Series A convertible preferred stock at a purchase price of $3.00 per share and received $88.9 million in net proceeds. Pursuant to the August 2023 Series A Stock Purchase

Agreement, the Series A investors were required to purchase an additional 35,833,330 shares of Series A convertible preferred stock at the original purchase price of $3.00 per share.

During March 2024, we sold an additional 14,499,999 shares our Series A convertible preferred stock at a purchase price of $3.00 per share and received $43.4 million in net proceeds as part of an additional closing. During August 2024, we sold 35,833,330 shares of Series A convertible preferred stock, to existing Series A convertible preferred stock investors, at a purchase price of $3.00 per share and received $107.5 million in net proceeds in conjunction with a Second Tranche Closing of the Series A convertible preferred stock.

During August 2024, the Company sold 9,696,970 shares of its Series A-1 convertible preferred stock at a purchase price of $3.30 per share and received $31.9 million in net proceeds.

During November 2024, the Company sold 42,658,718 shares of its Series B convertible preferred stock at a purchase price of $5.04 per share and received $214.4 million in net proceeds.

Immediately prior to the closing of the IPO all of our outstanding shares of convertible preferred stock were converted on a 2.349723-for-1 basis into an aggregate of 71,904,475 shares of common stock. As of March 31, 2025, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding. The following table depicts the conversion of convertible preferred stock to common stock prior to the closing of the IPO.

	Authorized	Issued and outstanding	Carrying value	Liquidation value	Common stock issued upon conversion
Class
Series Seed	36,599,998	36,599,998	$54,815	$54,900	15,576,298
Series A	79,999,993	79,999,993	239,752	240,000	34,046,558
Series A-1	9,696,970	9,696,970	31,931	32,000	4,126,854
Series B	42,658,718	42,658,718	214,359	215,000	18,154,765
	168,955,679	168,955,679	$540,857	$541,900	71,904,475

Preferred Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of March 31, 2025 and December 31, 2024.

Common Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 800,000,000 authorized shares of common stock, par value $0.00001 per share. There were 104,870,233 and 15,368,385 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

The holders of the common stock are entitled to one vote for each share of common stock held of record by such holder on all matters voted upon by our stockholders. Except as otherwise required by law, holders of common stock are not entitled to vote on any amendment to the restated certificate of incorporation that relates solely to the rights, powers, preferences or other terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled and there is no cumulative voting.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, subject to the rights and preferences of any holders of any shares of any outstanding series of preferred stock, the funds and assets available for distribution to the stockholders will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder.

9. Stock-based Compensation

Equity Incentive Plans

In the first quarter of 2025, we adopted the 2025 Incentive Award Plan (the 2025 Plan), in order to facilitate the issuance of stock-based compensation awards and cash-based performance bonus awards to attract, retain and motivate selected employees, consultants and directors. Concurrently, we adopted and the stockholders approved the 2025 Employee Stock Purchase Plan (the ESPP), which became effective upon the day prior to the first public trading date of the Company's common stock. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. No awards have been granted under the ESPP as of March 31, 2025.

Prior to the 2025 Plan, we granted awards under the 2023 Stock Equity Incentive Plan (the 2023 Plan), which was adopted in May of 2023. Following the effective date of the 2025 Plan, no further awards will be granted under the 2023 Plan, however, the 2023 Plan continues to govern the terms and conditions of all outstanding awards granted under it.

Stock-based Compensation

We recorded stock-based compensation expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	For the three months ended March 31,
(In thousands)	2025	2024
Research and development	$826	$56
General and administrative	1,262	23
Total stock-based compensation expense	$2,088	$79

Stock Options

Our stock options vest based on the terms in each award agreement, which is generally four years and have a contractual term of ten years. The following table summarizes the stock option activity for the periods indicated:

		Weighted	Weighted
		average	average
	Number	exercise	remaining	Aggregate
	of	price	contractual	intrinsic value
	shares	per share	term (years)	(in millions)
Outstanding at December 31, 2024	8,753,069	$4.50	9.4	$32.2
Granted	541,230	$20.38
Exercised	(5,319)	$3.51
Forfeited	(73,412)	$6.08
Outstanding at March 31, 2025	9,215,568	$5.42	9.2	$200.9
Vested and exercisable at March 31, 2025	1,648,243	$2.99	8.8	$39.9

The weighted-average grant date fair value of options granted was $15.37 and $2.58 per share for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was $31.4 million which we expect to recognize over a weighted-average period of approximately 3.1 years.

The grant date fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the three months ended March 31,
	2025	2024
Expected term (in years)	6.04	6.11
Expected volatility	87.8%	83.9%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	0.0%	0.0%

Performance-based Stock Options

The table above includes 17,023 option awards that were forfeited during the three months ended March 31, 2025 related to a non-employee. Vesting of the award was contingent upon meeting certain performance milestones that was not met during the vesting period. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest. As the award was never probable of vesting, no expense was recognized.

Restricted Stock

Upon approval by the Board of Directors, certain employees and advisors have purchased restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, we have recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets included as a component of accrued expenses or other long-term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of March 31, 2025 was as follows:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	shares	Per Share
Unvested Restricted Common Stock as of December 31, 2024	207,915	$0.0001
Vested	(22,610)	$0.0001
Forfeitures	—	$0.0001
Unvested Restricted Common Stock as of March 31, 2025	185,305	$0.0001

As of March 31, 2025 unrecognized stock-based compensation expense related to our unvested restricted stock awards was de minimis.

10. Related Party Transactions

Due to Validae Health, L.P. and Population Health Partners, L.P.

We have a services arrangement with Validae Health, L.P., an Affiliate of Population Health Partners, L.P. (Validae Health) and significant stockholder of Metsera, pursuant to which Validae Health provides business development, clinical development, commercialization, strategic, administrative and related services to the Company in exchange for (i) the reimbursement of out-of-pocket expenses incurred by Validae Health in connection with the provision of such services and (ii) the reimbursement of allocable overhead costs incurred by Validae Health in connection with the provision of such services, including compensation costs of employees of Validae Health based on the percentage of business time and effort dedicated to us, in all cases plus an administrative margin of 10%. In addition, prior to October 2024, Validae Health also received a monthly administrative fee (the Validae Services Arrangement). The amounts due to Validae Health that are included within the caption due to related parties in our accompanying condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were $0.3 million and $0.4 million, respectively.

For the three months ended March 31, 2025, we recognized $0.9 million of general and administrative expense and $0.1 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2024, we recognized $1.9 million of general and administrative expense and $0.7 million of research and development expense in our accompanying condensed consolidated statements of operations and comprehensive loss.

Due to Zihipp Ltd. Shareholders

As of March 31, 2025, we had a note payable to former Zihipp Ltd. shareholders with a principal balance of $8.3 million and accrued interest of $0.2 million. As of December 31, 2024, we had a note payable to former Zihipp shareholders with a principal balance of $8.3 million and accrued interest of $0.1 million.

ARCH Venture Partners

During the three months ended March 31, 2025, we received approximately $40.0 million in net proceeds upon issuing 2,222,222 shares of our common stock during our IPO to ARCH Venture Partners, a significant shareholder of the Company. There were no such issuances during the three months ended March 31, 2024.

11. Subsequent events

Payments to Zihipp Ltd. Shareholders

In April 2025, we made a payment related to our outstanding note payable to former Zihipp Ltd. shareholders totaling $6.1 million, which was comprised of a principal balance of $5.9 million and accrued interest of $0.2 million.

Appointment of Director

In April 2025, our Board of Directors appointed Jon Stonehouse as a non-employee director to the Board, effective as of April 28, 2025. Mr. Stonehouse will serve as a Class III director until his term expires at the 2028 annual meeting of stockholders and as a member of the Audit Committee. Consistent with our Non-Employee Director Compensation Program, Mr. Stonehouse received an initial stock option grant with a grant date fair value of approximately $0.7 million on the date of his appointment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (Quarterly Report), as well as our audited consolidated financial statements and accompanying notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report) filed with the Securities and Exchange Commission (SEC) on March 26, 2025. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Introduction

We are a clinical-stage biopharmaceutical company accelerating the next generation of medicines for obesity and metabolic diseases. Metsera is advancing a broad portfolio of oral and injectable incretin, non-incretin and combination therapies with potential best-in-class profiles to address multiple therapeutic targets and meet the future needs of a rapidly evolving weight loss treatment landscape. Metsera was founded in 2022 and is based in New York City.

Obesity and overweight are among the fastest-growing and most prevalent chronic human conditions, affecting approximately 2.5 billion people worldwide and driving a broad range of severe diseases. Currently approved NuSH analog peptides are a promising treatment option for obesity and overweight. However, the current treatment landscape exhibits several key limitations, including impediments to chronic therapy in large populations, such as administration by weekly injection, prolonged titration and tolerability issues; insufficient weight loss; lack of effective, well-tolerated oral dosing alternatives; and challenges in scaling manufacturing. We have developed and are implementing proprietary methods and platform technologies that we believe will allow us to develop and advance a broad, scalable and combinable portfolio of injectable and oral NuSH analog peptides with the potential to not only address the limitations of approved therapies, but also many of the anticipated limitations of next-generation therapies in development. We use our proprietary MINT peptide library of NuSH analog peptides alongside our Half-life Augmentation by Lipid Optimization (HALO™) half-life extending platform and our MOMENTUM™ oral NuSH analog peptide delivery platform to deliver highly differentiated product candidates that we are advancing into clinical trials for obesity or overweight.

Our Pipeline

Our Programs

MET-097i

MET-097i, our most advanced product candidate, is a fully biased, monthly, subcutaneously injectable ultra-long acting GLP-1 receptor agonist (RA) that we are developing for the treatment of obesity and overweight. We have completed a Phase 1/2 clinical trial of MET-097i in the United States in participants with obesity or overweight but who are otherwise healthy and have reported preliminary results from this trial.

We are currently conducting three 28-week, double-blind, placebo-controlled Phase 2b clinical trials of MET-097i: VESPER-1, VESPER-2 and VESPER-3, to further evaluate the differentiated profile of MET-097i, and enable rapid transition into Phase 3 clinical trials.

MET-233i

MET-233i is a monthly, ultra-long acting, subcutaneously injectable amylin analog, with enhanced solubility and miscibility with our other NuSH analog peptides, that we are developing for the treatment of obesity and overweight. We are developing MET-233i as a monotherapy or in combination with other NuSH analog peptides, including MET-097i. Based on preclinical studies and preliminary data from the SAD portion of our ongoing Phase 1 clinical trial of MET-233i, we believe the pharmacokinetics of MET-233i support the ability to combine it with MET-097i as a monthly therapy. We have initiated both the SAD and the MAD portions of the MET-233i monotherapy trial, and we have also initiated a co-administration trial with MET-097i.

MET-097o, MET-224o, and MET-002o

MET-097o is an oral formulation of MET-097i and is in development for the treatment of obesity and overweight. MET-224o is also an oral, fully biased, ultra-long acting GLP-1 RA that we are developing for the treatment of obesity and overweight. In October 2024, our Clinical Trial Application (CTA) was approved by Health Canada for a formulation optimization study of our MOMENTUM™ oral peptide delivery platform using prototype compound MET-002o, and we have initiated dosing in that trial in Canada. In parallel to this formulation optimization trial, we plan to complete Investigational New Drug (IND)- and CTA-enabling studies of MET-097o and MET-224o, with a goal of allowing us to transition into clinical trials that incorporate the learnings of the MET-002o formulation optimization trial.

Our Next Generation Development Programs

In addition to these programs, we have preclinical programs that are advancing several other NuSH analog peptides. These include approaches that are designed to prolong duration of exposure to potentially enable less frequent dosing and more gradual onset of NuSH exposure, such as MET-815i, as well as approaches targeting pathways complementary to the GLP-1 pathway, including an amylin analog for oral administration, as well as gastric inhibitory polypeptide (GIP; MET-034i), glucagon (MET-067i) and peptide YY (PYY; MET-PYYi) analogs for subcutaneous injection.

Key Business Developments

Below is a summary of certain events during our first fiscal quarter ended March 31, 2025, other recent business updates, and anticipated milestones. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business” included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2025, and above under the section entitled “Our Programs.”

In early 2025, we advanced our portfolio, including the initiation of two additional Phase 2b trials for MET-097i and the initiation of a Phase 1 trial of co-administration of MET-233i and MET-097i. The formulation optimization study using our oral prototype GLP-1 receptor agonist MET-002o and the IND-enabling studies of MET-097o and MET-224o are on track, as are our next-generation development programs.

Released 12-week data for MET-097i, as well as data after a potential monthly dose

•
In early 2025, we disclosed competitive body weight loss and differentiated tolerability data for MET-097i after twelve weekly doses, with favorable tolerability and continued weight loss up to 14.2% after a thirteenth, potential monthly dose. We plan to release additional results from this trial at the American Diabetes Association’s (ADA) 85th Scientific Sessions, in addition to several other presentations focused on MET-097i.

VESPER-1, VESPER-2, and VESPER-3 trials ongoing and on track; MET-097i on track for Phase 3 initiation in late 2025

•
VESPER-1 is designed to assess weight loss of different weekly doses of MET-097i over 28 weeks in participants with obesity or overweight without type 2 diabetes. The trial was fully enrolled as of the end of 2024, and preliminary results are expected in mid-2025.
•
VESPER-2 is designed to assess weight loss and tolerability of different weekly doses of MET-097i over 28 weeks in participants with type 2 diabetes and obesity or overweight. Preliminary results are expected in early 2026.
•
VESPER-3 is designed to assess weight loss and tolerability of multiple monthly doses of MET-097i after 12 initial weekly doses in individuals with obesity or overweight without type 2 diabetes. Preliminary results are expected by year-end 2025 or in early 2026.

Pending VESPER-1 results, we remain on track to initiate a Phase 3 program of MET-097i in late 2025.

MET-233i: Five-week monotherapy data readout expected in Q2 2025, with additional monotherapy and co-administration readouts planned in late 2025

•
Preliminary five-week weight loss, tolerability and pharmacokinetic data from the monotherapy Phase 1 trial are expected in Q2 2025 and 12-week data from this trial are expected in late 2025.
•
Preliminary five-week weight loss, tolerability and pharmacokinetic data from the Phase 1 co-administration trial are expected in late 2025.

Oral peptide platform: MET-097o oral program accelerated and alternate oral candidate MET-224o is on track; four-week data for selected lead expected in late 2025

•
Our ongoing Phase 1 formulation optimization study using prototype GLP-1 receptor agonist MET-002o is on track.
•
Promising preclinical oral exposure data for MET-097o, combined with the compelling clinical profile of injectable MET-097i, have led us to accelerate MET-097o as a potential lead oral candidate.
•
We plan to initiate Phase 1 trials of MET-097o and MET-224o in mid-2025, and to select and advance the best-performing oral candidate based on the Phase 1 clinical data. Preliminary four-week weight loss, tolerability, and pharmacokinetic data for the selected lead candidate are expected in late 2025.

Manufacturing Update

The construction of new Amneal Pharmaceuticals, Inc. (Amneal) facilities in India with Metsera-dedicated lines for peptide synthesis and sterile fill-finish manufacturing remains on track. Amneal also maintains extensive U.S. manufacturing capabilities, with additional investments planned to expand this footprint. We plan to work actively with Amneal to optimize our commercial stage manufacturing footprint across Amneal’s U.S. and global network.

Initial Public Offering

In early 2025, we closed our initial public offering of 17,569,444 shares of common stock, at an initial public offering price of $18.00 per share. The aggregate gross proceeds from the offering, before deducting underwriting discounts and commissions and other offering expenses were $316.2 million. Metsera’s common stock is listed on the Nasdaq Global Select Market under the ticker symbol “MTSR.”

Business Overview

Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property profile, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning and providing general and administrative support for these operations. During the three months ended March 31, 2025 our net losses totaled $76.6 million. As of March 31, 2025, we had an accumulated deficit of $333.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Prior to our IPO, we historically funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock and convertible notes in private placements. Through March 31, 2025, we raised aggregate net proceeds of approximately $824.3 million from the issuance and sale of shares of our Series Seed, Series A, Series A-1 and Series B convertible preferred stock, the issuance of a convertible promissory note and our IPO.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of this Quarterly Report will be sufficient to fund our projected operating expenses, working capital and capital expenditure needs into 2027. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

In addition, our net losses may fluctuate significantly from period to period, depending upon the timing of our expenditures on research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our prepaid expenses and other current assets, accounts payable and accrued and other current liabilities. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with an exchange listing and Securities and Exchange Commission (SEC) requirements, director and officer liability insurance costs, investor and public relations costs and other expenses.

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot assure you that we will be successful in obtaining additional financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Research and development expenses include:

Direct costs, including:

•
external research and development expenses incurred under agreements with clinical research organizations (CROs) investigative sites, consultants and other third parties that conduct our preclinical and toxicology studies and clinical trials;
•
expenses related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to contract manufacturing organizations (CMOs);
•
expenses related to compliance with regulatory requirements; and
•
laboratory supplies and materials used for internal research and development activities.

Indirect costs, including:

•
Salaries, payroll taxes, employee benefits and stock-based compensation for those individuals involved in research and development efforts; and
•
Facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, insurance, equipment and other supplies.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facilities related expenses not included in research and development expense, legal fees related to intellectual property and corporate matters, other professional fees for accounting and consulting services, insurance and other administrative expenses.

We expect that our general and administrative expense will increase for the foreseeable future as we continue to expand our headcount and operations to support the growth of our business, as we advance our product candidates through clinical development, and if any of our product candidates receive marketing approval, as we commence commercialization efforts. We also expect increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, board of director fees, investor relations costs and other expenses.

Change in Fair Value of Contingent Consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp Ltd. (Zihipp). The fair value of the contingent consideration was estimated based on the probability of milestone achievement, estimated time to payment and an estimated discount rate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations:

	For the Three Months Ended March 31,
(In thousands)	2025	2024	$ Change
Operating expenses:
Acquired in-process research and development	$—	$90	$(90)
Research and development	57,185	17,813	39,372
General and administrative	8,603	4,075	4,528
Change in fair value of contingent consideration	14,020	(915)	14,935
Total operating expenses	79,808	21,063	58,745
Loss from operations	(79,808)	(21,063)	(58,745)
Other income (expense):
Interest expense	(101)	—	(101)
Foreign exchange loss	(1,590)	(1)	(1,589)
Interest income	4,911	893	4,018
Loss before income taxes	(76,588)	(20,171)	(56,417)
Income tax benefit	—	291	(291)
Net loss	$(76,588)	$(19,880)	$(56,708)

Operating Expenses

Acquired In-Process Research and Development Expenses

For the three months ended March 31, 2025, we recognized no acquired in-process research and development. During the three months ended March 31, 2024, we recognized $0.1 million of acquired in-process research and development expenses in connection with the licenses acquired from D&D Pharmatech Inc. (D&D).

For additional information related to the licenses acquired from D&D, please refer to Note 4, Licensing Agreements, to our condensed consolidated financial statements included in Part 1, Item 1 in this Quarterly Report.

Research and Development Expenses

Research and development expenses increased by $39.4 million from $17.8 million for the three months ended March 31, 2024, to $57.2 million for the three months ended March 31, 2025. The increase was primarily driven by the ramp up of product candidate development and the related preclinical, clinical and contract manufacturing costs associated with our portfolio of injectable and oral development programs.

Research and development expenses by program are summarized in the table below:

	For the three months ended March 31,
Strategy (In thousands)	2025	2024
Fully biased, monthly GLP-1 RA	$22,949	$3,699
Amylin agonism + GLP-1 RA	8,526	3,548
Oral peptide platform	10,891	5,324
Next-generation combinations with GLP-1 RA + amylin agonism	3,184	983
Development and discovery infrastructure, including personnel related	11,635	4,259
Total research and development expenses	$57,185	$17,813

General and Administrative Expenses

General and administrative expenses increased by $4.5 million from $4.1 million for the three months ended March 31, 2024, to $8.6 million for the three months ended March 31, 2025. The increase was primarily due to an increase in personnel-related expenses, including recruiting fees, of $2.1 million as we expanded our operations to support our research and development efforts. The increase from the prior period also reflects an increase in stock-based compensation expense of $1.2 million, approximately $0.7 million increase in market research expenses and an increase in insurance and other costs associated with being a public company of approximately $0.7 million. The increases were partially offset by a decrease in other general and administrative expenses, primarily driven by the decline in management fees.

Change in Fair Value of Contingent Consideration

For the three months ended March 31, 2025, we recognized a $14.0 million expense related to the change in fair value of contingent consideration associated with the Zihipp acquisition that occurred in 2023. For the three months ended March 31, 2024, we recognized a $0.9 million benefit related to the change in fair value of contingent consideration associated with Zihipp. The change in fair value of contingent consideration during the three months ended March 31, 2025, was primarily attributable to an increase in the probability of achievement of our development milestones and a lower yield due to an increase in our credit rating. The change in fair value of contingent consideration during the three months ended March 31, 2024, was primarily attributable to an increase in the estimated cost of debt.

Other Income (Expense)

Interest Expense

For the three months ended March 31, 2025, we recognized interest expense of $0.1 million related to the notes payable to the former shareholders of Zihipp related to the achievement of certain development milestones. No interest expense was recognized for the three months ended March 31, 2024.

Foreign Exchange Loss

For the three months ended March 31, 2025 and 2024, we recognized foreign exchange losses of $1.6 million and $1.0 thousand, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Interest Income

For the three months ended March 31, 2025 and 2024, we recognized $4.9 million and $0.9 million, respectively, of interest income. The increase in interest income for the three months ended March 31, 2025, compared to the same period in 2024, was primarily driven by higher cash and cash equivalents balances.

Liquidity and Capital Resources

Source of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

To date, we have funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock, convertible notes in private placements and our initial public offering. Through December 31, 2024, we had raised aggregate net proceeds of approximately $535.9 million from sales of shares of our convertible preferred stock and the issuance of a convertible promissory note. In February 2025, we completed our IPO pursuant to which we issued and sold an aggregate of 17,569,444 shares of our common stock at a price to the public of $18.00 per share. We received gross proceeds of $316.2 million, or aggregate net proceeds of $288.4 million after deducting underwriting discounts and commissions of $22.1 million and other offering expenses of $5.7 million. As of March 31, 2025, we had cash and cash equivalents of $588.3 million and an accumulated deficit of $333.7 million.

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

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates, we will need to continue to raise substantial additional capital. Accordingly, until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot assure you that we will be successful in obtaining additional financing as and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure these sources of financing and ultimately attain profitable operations.

As a result of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to, the following:

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

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Quarterly Report will be sufficient to fund our projected operating expenses and capital expenditure requirements into 2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. For additional information on risks associated with our substantial capital requirements, please read the section entitled “Risk Factors” included elsewhere in this Quarterly Report.

Cash Flows

The following table sets forth summary of our cash flow activity for the years indicated:

	For the three months ended March 31,
(In thousands)	2025	2024
Net cash used in operating activities	$(54,342)	$(15,772)
Net cash used in investing activities	(7)	—
Net cash provided by financing activities	288,559	42,872
Effect of exchange rate changes on cash	1,678	(30)
Net increase in cash and cash equivalents	$235,888	$27,070

Operating Activities

During the three months ended March 31, 2025, net cash used in operating activities was $54.3 million. Net cash used in operating activities reflected our net loss of $76.6 million, adjusted by a $6.0 million net change in our operating assets and liabilities and non-cash charges of $16.2 million. Our non-cash adjustments consisted primarily of $14.0 million related to the change in fair value of our contingent consideration and $2.1 million related to stock-based compensation expense. The net change in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities driven by increases in accruals related to external research and development services, partially offset by decreases in accounts payable driven by the timing of payment of invoices.

During the three months ended March 31, 2024, net cash used in operating activities was $15.8 million. Cash used in operating activities reflected our net loss of $19.9 million, adjusted by a $5.2 million net change in our operating assets and liabilities and non-cash charges of $1.1 million. Our non-cash adjustments consisted of $0.9 million related to the change in fair value of our contingent consideration and a $0.3 million related to our deferred tax benefit, partially offset by $0.1 million related to stock-based compensation expense. The net change in our operating assets and liabilities primarily reflects an increase in accounts payable and accrued expenses and other liabilities driven by timing of invoices and payments as well as increases in accruals related to external research and development.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $7.0 thousand and related to the purchase of property and equipment.

During the three months ended March 31, 2024, we had no net cash used in or provided by investing activities.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $288.6 million. Net cash provided by financing activities consisted primarily of $288.5 million of proceeds received from our IPO, net of offering costs paid as of March 31, 2025.

During the three months ended March 31, 2024 cash provided by financing activities was $42.9 million. Net cash provided by financing activities consisted of $43.5 million received from the sale of our Series Seed and Series A convertible preferred stock net of offering costs paid related to the sale of convertible stock and $0.5 million for the settlement of a deferred payment related to the acquisition of Zihipp.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support development activities. These contracts are generally cancelable by us.

As of March 31, 2025 we had future minimum lease commitments of $1.3 million related to noncancelable operating leases for office space, under a long-term lease arrangement.

Payment obligations in connection with the acquisition of Zihipp and license agreements with D&D are contingent upon future events such as our achievement of pre-specified development, regulatory and commercial milestones, or royalties on net product sales. As of March 31, 2025, the timing and likelihood of achieving the milestones and generating future product sales are uncertain and therefore, any related payments are not included in the discussion above. See “Key Agreements” section below for additional information.

Key Agreements

Acquisition of Zihipp Ltd.

On September 22, 2023 (the Closing Date), we entered into a share purchase agreement, as amended, with the selling shareholders holding the entire issued share capital of Zihipp, a biopharmaceutical company focused on the development of peptide hormones for use in novel therapeutics for the treatment of diabetes and obesity, pursuant to which we acquired 100% of the outstanding equity interests of Zihipp. Through Zhipp’s exclusive licensing agreement with the Imperial College of London, Zihipp had rights to all patent applications and pre-clinical and clinical data packages for various programs associated with the license at the time of acquisition. The acquisition of Zihipp expanded our current pipeline of novel therapeutics for obesity and diabetes.

The acquisition of Zihipp involved upfront and deferred cash payments totaling $34.3 million and contingent consideration with an estimated fair value of $42.9 million at the time of acquisition. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture (JV) milestone payments as well as royalties on net product sales and out-licensed intellectual property. Under the terms of the agreement, we are obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena LLC. In addition, the former Zihipp shareholders are entitled to low-single digit royalties on net product sales and low-single to mid-teen digit payment of net receipts on non-royalty license income at certain milestone events for out-licensed intellectual property. The royalty term shall terminate on a Licensed Product-by-Licensed Product and country-by-country basis on the latest of (i) the 10-year anniversary of the first commercial sale of such Licensed Product in such country, (ii) the expiration of any regulatory exclusivity period that covers such Licensed Product in such country, and (iii) the expiration of our last-to-expire licensed patent or a jointly owned patent that covers such the Licensed Product in such country.

For additional information regarding amounts incurred during the three months ended March 31, 2025 and 2024 related to our acquisition of Zihipp, please refer to Note 3, Acquisition of Zihipp Ltd., to our unaudited condensed consolidated financial statements included herein.

D&D License Agreements

In April 2023, we entered into a license and collaboration agreement with D&D Pharmatech Inc. (D&D), which was amended in May 2023, and further amended in March 2024 (the License Agreement). We were granted an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide and modified peptide GLP-1 agonists and amylin/calcitonin agonists (Licensed Products). For certain Licensed Products, we may exploit such Licensed Products for oral use in any fields, and for other Licensed Products developed by us and formulated for oral delivery using D&D’s platform technology, we may exploit such Licensed Products for oral use for the treatment, cure or control of diabetes, obesity, weight loss or nonalcoholic steatohepatitis (NASH). D&D also granted us a right of first refusal with respect to offers from third parties for D&D to assign, sell, or license certain injectable amylin agonist or GLP-1 agonist molecules for the treatment, cure or control of diabetes, obesity, weight loss or NASH.

Simultaneously with the License Agreement, we also entered into an Amended and Restated Research and Collaboration Agreement (the Collaboration Agreement) with D&D and its wholly-owned subsidiary, Neuraly, Inc. (Neuraly) pursuant to which we co-develop certain Licensed Products with D&D. Under the Collaboration Agreement, all inventions jointly-developed are owned jointly by the parties with D&D’s interest therein exclusively licensed to us under the terms of the Collaboration Agreement and the License Agreement.

Under the License Agreement, we are obligated to use commercially reasonable efforts to develop through regulatory approval, in the applicable field in the United States and at least three specified major market countries, and commercialize in the countries in which regulatory approval is received, at least: (i) one Licensed Product that includes a compound from a specified group of GLP-1 agonists, (ii) one Licensed Product that includes a compound from a specified group of GLP-1/GIP/glucagon triple agonists, another GLP-1 agonist (including any peptide-based multi-agonist targeting GLP-1 receptors) developed by D&D, or an amylin agonist (including any peptide-based multi-agonist targeting amylin) developed by D&D, and (iii) one Licensed Product that includes either a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology. During the term of the License Agreement, D&D is restricted from developing, manufacturing or commercializing any (i) oral amylin agonist or oral GLP-1 agonist for the treatment, cure or control of diabetes, obesity, weight loss, or NASH by utilizing D&D’s platform technology, or (ii) any compound that has the identical amino acid backbone sequence as a licensed compound under the License Agreement or any compound covered by a patent right obtained jointly by the parties under the License Agreement.

We paid D&D a one-time, upfront payment of $10 million upon entering the License Agreement. We are obligated to pay D&D, upon the achievement of specific development and regulatory milestones by Licensed Products: (i) up to $26 million in the aggregate for each GLP-1 agonist or amylin agonist Licensed Products that are developed by us and formulated for oral delivery using D&D’s platform technology and that achieve such milestones, (ii) up to $52 million in the aggregate for each of the first Licensed Product that includes (a) a compound from a specified group of GLP-1 agonists, (b) a compound from a specified group of GLP-1/GIP/glucagon triple agonists, (c) another GLP-1 agonist developed by D&D using D&D’s platform technology or (d) an amylin agonist developed by D&D using D&D’s platform technology, to achieve such milestones, and (iii) up to $45 million in the aggregate for each subsequent Licensed Product for those categories in (ii) above, to achieve such milestones. We are also obligated to pay D&D up to $112.5 million in the aggregate upon the achievement of specific sales milestones by Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and developed for oral delivery using D&D’s platform technology and up to $225 million in the aggregate upon the achievement of specific sales milestones by Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. We have also agreed to pay D&D, on a Licensed Product-by-Licensed Product and country-by-country basis during the royalty term (subject to customary reductions) on annual net sales of such Licensed Product in such country: (i) tiered low-single to mid-single digit percentage royalties on Licensed Products that include a GLP-1 agonist or an amylin agonist developed by us and formulated for oral delivery using D&D’s platform technology and (ii) tiered mid-single digit to low double digit percentage royalties on Licensed Products that include a GLP-1 agonist or amylin agonist developed by D&D using D&D’s platform technology. The royalty term commences on the date of first commercial sale of such Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit an Licensed Products with the percentage varying based on the development stage of the Licensed Product at the time the sublicense is granted. We are also obligated to pay D&D a fee upon undergoing any first change of control, if such change of control occurs after the initiation of a Phase 2 clinical trial for an Licensed Product or a Triple G Licensed Products (see “—D&D Triple G License Agreement” below), where such fee is equal to a mid-single digit percentage of any consideration received by us in connection with such change of control, subject to a cap of $35 million.

For a more detailed description of the License Agreement refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three months ended March 31, 2025 and 2024 related to the D&D License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

D&D Triple G License Agreement

In March 2024, we entered into a license agreement (the Triple G License Agreement), with D&D, pursuant to which D&D granted us an exclusive, sublicensable, worldwide license under certain patent rights and know how to develop, manufacture, commercialize and otherwise exploit compounds and products containing certain peptide-based triple agonists targeting the receptors for GLP-1, GIP, and glucagon (Triple G Licensed Products) administered by injection for the treatment, cure or control of all diseases and conditions (the Field).

Pursuant to our Collaboration Agreement with D&D and Neuraly, Neuraly is responsible for certain preclinical development of Triple G Licensed Products and all inventions that are jointly-developed are owned jointly by the parties to the Collaboration Agreement, with D&D’s interest therein exclusively licensed to us. We have sole control over and are responsible for all other manufacturing, development, commercialization, and medical affairs for the Triple G Licensed Products in the Field. During the term of the Triple G License Agreement, D&D is restricted from developing, manufacturing or commercializing any injectable GLP-1 agonist, dual GLP-1/GIP agonist, or GLP-1/GIP/glucagon triple agonist that is developed or commercialized for the treatment, cure or control of diabetes, obesity, weight loss, or NASH, except for certain existing compounds. We paid D&D a one-time, upfront payment of $50,000 upon entering the Triple G License Agreement. We are obligated to pay D&D up to $52 million in aggregate upon the achievement of specific development and regulatory milestones by the first Triple G Licensed Product and up to $45 million in aggregate for each subsequent Triple G Licensed Product to achieve a subset of such milestones. We are also obligated to pay D&D up to $165 million in aggregate upon the achievement of specific sales milestones by Triple G Licensed Products. We also agreed to pay D&D, on a Triple G Licensed Product-by-Triple G Licensed Product and country-by-country basis during the royalty term (subject to customary reductions), tiered mid-single digit to low double digit percentage royalties on annual net sales of such Triple G Licensed Product in such country. The royalty term commences upon the first commercial sale of such Triple G Licensed Product in the applicable country and ends on the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such Triple G Licensed Product in such country, (ii) the tenth anniversary of the first commercial sale of such Triple G Licensed Product in such country, (iii) the expiration of regulatory exclusivity for such Triple G Licensed Product in such country, and (iv) the first commercial sale of a generic product competitor of such Triple G Licensed Product in such country. We are also required to pay D&D a mid-single digit to mid-teen percentage of any non-royalty sublicense income received by us under a sublicense to exploit Triple G Licensed Products, with the percentage varying based on the development stage of the Triple G Licensed Product at the time the sublicense is granted.

For a more detailed description of the Triple G License Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three months ended March 31, 2025 and 2024 related to the Triple G License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

Imperial License Agreement

In September 2023, in connection with our acquisition of Zihipp Ltd., we acquired an exclusive intellectual property license agreement dated February 28, 2019, which was amended in December 2020, December 2021, February 2023, and June 2023 (the Imperial Agreement) with Imperial College of Science, Technology and Medicine. The Imperial Agreement was novated in February 2019 by Imperial College of Science, Technology and Medicine to Imperial Innovations Limited and Imperial Innovations Limited later changed its name to IP2IPO Innovations Limited (Imperial). Under the Imperial Agreement, Imperial granted us an exclusive, sublicensable worldwide license, subject to compliance with certain conditions, under certain licensed patents and know-how to develop, manufacture and commercialize certain products, including MET-097i and MET-233i (Imperial Licensed Products) for use in human and veterinary therapeutics.

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

Pursuant to the Imperial Agreement, we are obligated to pay Imperial up to £20.5 million (approximately $26.4 million at an exchange rate of 1.29 on March 31, 2025) in the aggregate upon the achievement of certain development, regulatory and financing milestones. Upon entering into the Imperial Agreement, Imperial also received an allotment of 333,333 ordinary shares of Zihipp. We are required to pay Imperial an annual license fee and, upon the achievement of certain funding, regulatory, and patent prosecution milestones, we are obligated to reimburse Imperial for certain patent related costs. We are obligated to pay Imperial tiered, low-single digit percentage royalties on net sales of the Imperial Licensed Products, subject to reductions if we require a license from a third party to its intellectual property in order to exploit an Imperial Licensed Product. We are also required to pay Imperial a mid-single digit to mid-teen percentage of net receipts from sublicenses where the percentage depends on the regulatory stage of the applicable Imperial Licensed Product at the time of such sublicense.

For a more detailed description of the Imperial Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three months ended March 31, 2025 and 2024 related to the Imperial Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

Amneal Supply Agreement

In September 2024, we entered into a Development and Supply Agreement (the Supply Agreement) with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. (Amneal). Under the Supply Agreement, Amneal will develop, manufacture, and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use worldwide (other than certain South and Southeast Asian, African, and Middle Eastern countries) (the Territory). We are also providing funding in support of the construction of a new Amneal facility for the manufacture of drug substances and drug products, which Amneal will use to manufacture peptide drug substances and injectable peptide products for us and drug substances and drug products for itself and its other customers.

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

For a more detailed description of the Supply Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three months ended March 31, 2025 and 2024 related to the Supply Agreement please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included in Part 1, Item 1 in this Quarterly Report.

Critical accounting policies and estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made and changes in estimates may occur.

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

JOBS Act and Smaller Reporting Company Status

As an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes included in this Quarterly Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical-stage biotechnology company with a limited operating history and no history of commercializing products and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in June 2022, have no products approved for commercial sale and have not generated any revenue from product sales. Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning and providing general and administrative support for these operations. We have not yet demonstrated the ability to successfully obtain regulatory approvals, manufacture products at commercial scale or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize any of our current or future product candidates, we may never generate revenue. Our net losses were $76.6 million and $19.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $333.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Any of our current and future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur significant and increasing losses for the foreseeable future as we:

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

We expect that our existing cash and cash equivalents will allow us to advance the clinical development of MET-097i, MET-233i and MET-224o, and we expect that the remainder will be utilized to fund other research and development activities as well as working capital and other general corporate needs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner or differently than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing cash and cash equivalents may not be sufficient to complete development of any of our current or future product candidates. We will require substantial capital in order to advance any of our current and future product candidates through clinical trials, regulatory approval and commercialization.

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

•
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development, regulatory, chemistry, manufacturing and control (CMC), quality and commercial personnel;
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

Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other similar arrangements. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop any of our current or future product candidates.

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

We currently have no products approved for commercial sale or for which marketing approval has been sought. We are in the early stages of our development efforts. For example, we have completed a Phase 1/2 clinical trial of MET-097i and have initiated Phase 2b clinical trials of MET-097i, a Phase 1 clinical trial of MET-233i, a Phase 1 clinical trial for the co-administration of MET-233i and MET-097i, and a Phase 1 clinical trial of MET-002. Our other product candidates are in preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in developing our current product candidates, identifying potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful initiation and completion of preclinical studies with favorable results, including toxicology and other studies designed to be compliant with good laboratory practice (GLP) requirements;
•
allowance to proceed with clinical trials under INDs by the FDA, or of similar regulatory submissions by comparable foreign regulatory authorities, for the conduct of clinical trials of our product candidates;
•
successful initiation, enrollment, and completion of clinical trials in accordance with good clinical practice (GCP) requirements and other applicable rules and regulations, and completion of clinical trials with favorable results;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of any of our current and future product candidates, and ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•
demonstrating the safety, purity and potency (or efficacy) of our product candidates to the satisfaction of the FDA and other applicable regulatory authorities;
•
receipt of regulatory approvals from regulatory authorities, including approvals of Biologics License Applications (BLAs) from the FDA, or New Drug Applications (NDAs) and maintaining any such approvals;
•
maintaining relationships with our third-party manufacturers and their ability to comply with current Good Manufacturing Practices (cGMPs), as well as timely making arrangements with our third-party manufacturers for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
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

Before we can commence clinical trials for any product candidate, we may be required to complete extensive preclinical studies to support an IND in the United States or a similar application in other foreign jurisdictions. Conducting preclinical testing is a lengthy, time-consuming, and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Although we have completed a Phase 1/2 clinical trial of MET-097i and have additional clinical trials ongoing, we cannot be certain of the timely completion or outcome for any ongoing or future preclinical testing and studies for our other product candidates, whether the outcome of our preclinical testing will ultimately support the further development of our other product candidates or if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate safety, purity or potency (or efficacy) in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is over-represented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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
•
delays in identifying, recruiting and training suitable clinical investigators;
•
obtaining approval from one or more institutional review boards (IRBs) or ethics committees (ECs) at clinical trial sites;
•
IRBs/ECs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional patients or withdrawing their approval of the trial;
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
•
patients failing to enroll or remain in our trials at the rate we expect or failing to return for post-treatment follow-up;
•
patients choosing alternative treatments for the indications for which we are developing any of our current or future product candidates or participating in completing clinical trials;
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

Successful and timely completion of clinical trials will require that we identify and enroll a specified and sufficient number of eligible patients to participate and remain in the trial until its conclusion for each of our clinical trials. We may not be able to initiate or continue certain clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities outside the United States. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the process for identifying patients, the proximity and availability of clinical trial sites for prospective patients, the inclusion and exclusion criteria for the trial, the design of the clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials, obtain and maintain patient consent for each patient enrolled and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.

Additionally, other pharmaceutical companies targeting obesity and overweight are recruiting clinical trial patients from these patient populations, which may make it more difficult to fully enroll our clinical trials. Our clinical trials will compete with marketed products that are available for use in the same disease areas as our product candidates and other clinical trials for investigational product candidates in the same disease areas as our product candidates. This competition could reduce the number and types of patients available to us, because some patients who might have opted to enroll in our clinical trials may instead opt to receive an approved therapy or enroll in a trial being conducted by one of our competitors. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, may further limit the pool of available trial participants. If patients are unwilling or unable to participate in our trials for any reason, including the existence of concurrent clinical trials for similar target populations, the availability of approved therapies, or the fact that enrolling in our trials may prevent patients from taking a different product, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of any of our current or future product candidates may be delayed. Our inability to enroll a sufficient number of patients for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

Moreover, if any of our current or future product candidates are associated with undesirable side effects in clinical trials or demonstrate characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for such product candidate, if approved. Additionally, adverse developments in clinical trials of product candidates conducted by others or adverse events associated with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our product candidates, or otherwise adversely affect the clinical and commercial development of our product candidates.

We may also be required to modify our development and clinical trial plans based on findings in our ongoing clinical trials or concerns of the FDA or other regulatory authorities. For example, the FDA has raised concerns regarding novel enteric coated absorption enhancing formulas for oral drugs, which could impact the development programs for our orally-administered product candidates.

It is possible that as we, our collaborators or any future collaborators test any of our current or future product candidates in larger, longer and more extensive clinical trials, including with different dosing regimens, or as the use of these product candidates becomes more widespread following any regulatory approval, more illnesses, injuries, discomforts and other adverse events than were observed in earlier trials, as well as new conditions that did not occur or went undetected in previous trials, may be discovered. If any such side effects become known later in development or upon approval, such findings may harm our business, financial condition, results of operations and prospects significantly.

In addition, we may study any of our current or future product candidates in combination with other therapies, which may exacerbate adverse events associated with such product candidate. If significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and future prospects.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with adverse events include:

•
IRBs, ECs or safety monitoring committees may recommend that enrollment or dosing be placed on hold or that additional safety measures be implemented for ongoing clinical trials;
•
we may be required to suspend marketing of a product or we may decide to remove such product from the marketplace;
•
regulatory authorities may withdraw or change their approvals of a product;

•
regulatory authorities may require additional warnings or contraindications on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of a product for patients or to conduct post-marketing studies;
•
we may be required to change the way a product is dosed, distributed or administered, or conduct additional clinical trials;
•
we may be subject to limitations on how we may promote the product;
•
we could be subject to fines, injunctions or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•
a product may become less competitive and our reputation may suffer.

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

For example, the FDA has required the full prescribing information of other approved GLP-1 RAs, such as Wegovy and Zepbound, to carry a boxed warning regarding the risk of thyroid C-cell tumors. The boxed warnings state that semaglutide and tirzepatide, the active ingredients in Wegovy and Zepbound, respectively, cause thyroid C-cell tumors in rodents, but that it is unknown whether Wegovy and Zepbound cause thyroid C-cell tumors in humans. The boxed warnings for both drugs also indicate that they are contraindicated in patients with a personal or family history of medullary thyroid carcinoma or in patients with multiple endocrine neoplasia syndrome type 2. We expect that the label of our GLP-1 RA monotherapy or GLP-1 RA combination product candidates, if approved, may carry similar warnings.

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

We and our collaborators are currently conducting, and we, our collaborators and any future collaborators may in the future conduct clinical trials for any of our current or future product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the relevant study was not conducted pursuant to an IND, the FDA will not accept the data as support for a marketing application unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an on-site inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data from our clinical trials of any of our current or future product candidates, we would need to conduct additional trials, which could be costly and time-consuming, and which may not ultimately support approval in the applicable jurisdiction.

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

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize any of our current or future product candidates may be harmed, which could harm our business, financial condition, results of operations and future prospects.

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

We expect our current injectable product candidates will be regulated as combination products, as our therapeutic candidates will be administered by the patient using a disposable injector device marketed together with the therapeutic candidate, if approved, and in at least one case, we anticipate combining a drug and biologic candidate together for administration using a device. Development of a product candidate as a combination product candidate requires close coordination within the FDA and within comparable regulatory agencies for review of each of the drug, biologic and device components that comprise the product and would typically be reviewed by different centers within the FDA if offered for use as standalone products. For example, the FDA’s review of a marketing application for a biologic-device combination that has a primary mode of action as a biologic would likely be subject to a biologics license application with the Center for Biologics Evaluation and Research as the lead center, with coordination with the Center for Devices and Radiological Health for the review of the device component. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of such combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the marketing authorization application for an underlying therapeutic candidate, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device, which may delay the approval of the combination product.

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

Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be adversely impacted.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays and/or changes. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate marketing, labeling, advertising and the promotional claims that may be made about prescription products, such as any of our current or future product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. If we receive regulatory approval for any of our current or future product candidates, physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for some patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications about off-label use of their products. Similar requirements apply in foreign jurisdictions. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. If we cannot successfully manage the promotion of any of our current or future product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA, the SEC, and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could have a negative impact on our business.

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

Disruptions at the FDA and other agencies may also prolong the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical

FDA, SEC, and other government employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown were to occur, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly affect the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business.

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

We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development, which subjects us to risks associated with international operations, including exposure to tariffs, and increases the risk that we will not have sufficient quantities of our current or future product candidates or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We currently rely on third parties for the manufacture and shipping of our product candidates for clinical development, some of which operate outside of the United States. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. The facilities used by our third-party manufacturers to manufacture any of our current or future product candidates must be approved for the manufacture of such product candidate by the FDA and any comparable foreign regulatory authority pursuant to inspections that will be conducted after we submit a marketing application to the FDA or any comparable submission to a foreign regulatory authority. We do not currently control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of products. There can be no assurance that our clinical product supplies will not be limited, interrupted, terminated, or will be of satisfactory quality or be available at acceptable prices. If we or these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, we and these third-party manufacturers will not be able to secure and/or maintain regulatory approval for our manufacturing facilities.

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

In addition, we have entered into a supply agreement with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. (Amneal). Pursuant to the agreement, Amneal will serve as our preferred supply partner of our product candidates for developed markets, including the United States and Europe, and will develop, manufacture and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use. We believe this agreement will provide us with sufficient capacity to satisfy our initial commercialization efforts for any of our current or future product candidates, if approved. Pursuant to the agreement, we will provide funding in support of the construction of two new greenfield manufacturing facilities in India, one for the manufacture of drug substances (peptide synthesis) and one for drug products (sterile fill-finish manufacturing), which Amneal will use to manufacture peptide drug substances and injectable peptide products for us, itself and its other customers. There can be no assurance that the new facilities will be completed and if completed, that the facilities will provide us with sufficient capacity to satisfy our commercialization efforts, that we will recoup the extent of our funding and investment in the new facilities, or that we or a regulator will find the facility to be in compliance with applicable regulatory or product requirements. Further, the successful completion of the facilities is subject to financial and operational risks of Amneal which is beyond our control. See the section titled “Business—Licensing, Partnerships and Collaborations” within our Annual Report for additional information.

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
•
obligation to pay tariff duties for products imported from certain countries; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Further, any of our current and future product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities.

We currently use third-party vendors located in foreign countries to manufacture certain of our product candidates for clinical development. In 2025, the U.S. Presidential Administration announced new tariffs on certain products manufactured in China and announced and then paused tariffs on certain products manufactured in many other countries around the world. While the U.S. Presidential Administration has not yet imposed tariffs on imported pharmaceutical products, it has indicated an intent to do so. We intend to design our clinical supply arrangements and any commercial manufacturing arrangements, including with Amneal, to be diversified across suppliers and geographies to provide flexibility and mitigate risk, including the impact of tariffs on pharmaceutical products, if any. However, there can be no assurances that we will be successful in doing so. If the manufacturing of our product candidates or any approved products requires us to pay significant tariffs, our results of operations and financial condition could be adversely affected.

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

We have entered into license and collaboration agreements, and may in the future seek to enter into collaborations, joint ventures, additional licenses and other similar arrangements for the development or, if approved, commercialization of any of our current and future product candidates due to capital costs required to develop or commercialize such product candidates or otherwise. For example, we have entered into a supply agreement with Amneal and license agreements with D&D Pharmatech Inc (D&D), and Imperial College of Science, Technology and Medicine (Imperial College) pursuant to which, for the latter two agreements, we have exclusive and worldwide rights to develop and commercialize our product candidates. For a more complete description of these agreements, see the section titled “Business—Licensing, Partnerships and Collaborations” within our Annual Report. We may not be successful in our efforts to establish or maintain collaborations because our research and development pipeline may be insufficient, future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view any of our current or future product candidates as having the requisite potential to demonstrate safety and potency (or efficacy), or significant commercial opportunity.

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

In addition, future collaborations may be terminable by our collaborators and strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of any of our current or future product candidates, and may not conduct those activities in the same manner as we do. Any termination of our current collaborations or collaborations we enter into in the future, or any delay in entering into collaborations related to any of our current or future product candidates, could delay the development and, if approved, commercialization of such product candidates, and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The development and commercialization of therapies for the treatment of obesity and overweight is highly competitive. Our product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity and overweight field, especially with the advent of GLP-1 RAs, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. There are numerous other companies that have commercialized or are developing treatments for obesity and overweight that we will compete with, including Amgen, AstraZeneca, Boehringer Ingelheim, Merck, QL Biopharma, Roche, Structure Therapeutics, Viking Therapeutics, AbbVie and Zealand Pharma. While we believe that our platform and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, and academic institutions, governmental agencies and public and private research institutions, among others.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) established an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency (or efficacy) of its product.

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

Under the Federal Food, Drug, and Cosmetic Act (FDCA) the FDA has oversight over the compounding of human drug products without an approved drug application. Compounding is a practice in which a licensed pharmacist, a licensed physician, or, in the case of an outsourcing facility, a person under the supervision of a licensed pharmacist, combines, mixes or alters ingredients of a drug to create a medication tailored to the needs of an individual patient.

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

Section 503A of the FDCA restricts compounding drugs that are essentially copies of commercially available drugs, but certain amounts are permissible under the law as long as the compounding is not done “regularly or in inordinate amounts.” However, all other conditions of Section 503A must be met, including that the compounding is done on the basis of a valid prescription for an individual patient. When a drug is on the FDA’s drug shortage list, meaning that the demand or projected demand for the drug within the United States exceeds the supply of the drug, that drug is not considered to be “commercially available” such that the limitation on compounding “essentially copies” is lifted. The FDA intends to consider a compounded drug product to be essentially a copy of a commercially available drug if it has the same Active Pharmaceutical Ingredient (API), has the same, similar, or an easily substitutable dosage strength; and can be used by the same route of administration.

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

A number of GLP-1 products were previously identified on the FDA shortage list, which then allowed for “essentially copies” of these drugs to be compounded by outsourcing facilities, and where applicable, 503A compounders, and sold to meet demand. For example, tirzepatide and semaglutide, the active ingredients in Zepbound and Wegovy, respectively, were included on the FDA’s drug shortage list, which enabled compounding facilities to compound these drugs. These compounded formulations of GLP-1 products are generally less expensive than the branded, approved products, so could be a more attractive option for patients, particularly where not covered and reimbursed by third party payors.

The FDA has at times determined that shortages of tirzepatide and semaglutide have existed and at other times determined that such shortages have been resolved. Even where the FDA ultimately decides to remove a product from the shortage list, this action may not immediately clear the market of compounded versions of the product, which could present a competitive threat to us if we obtain approval for our product candidates. Moreover, even though the FDCA does not allow for compounded versions of biologics, and we expect many of our product candidates to be regulated as biologics, we could nevertheless face competition from compounded, less expensive versions of other GLP-1 products, such as tirzepatide or semaglutide.

The potential availability of compounded versions of GLP-1 products may impact our pricing strategy and market penetration, and undermine our ability to establish a strong market position. Furthermore, any adverse events or quality issues associated with compounded versions of these products could negatively impact the perception of our product. These competitive pressures could materially and adversely affect our business and financial condition.

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
•
foreign reimbursement, pricing and insurance regimes;
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
•
expenditures that we may incur to acquire, in-license, develop or commercialize additional product candidates;
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

Our success depends in part on our continued ability to attract, recruit, retain, manage and motivate highly qualified management, clinical, and scientific personnel, and we face significant competition for experienced personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our clinical trials and preclinical studies, regulatory approvals or the commercialization of any of our current or future product candidates. Although we have executed offer letters with certain key members of our senior management team, these agreements are terminable at will, with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

In addition, employment candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with our IPO.

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

As of May 6, 2025, we had 93 full-time and 5 part-time employees. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and may enter into additional collaborations or strategic partnerships with third parties that bring late-stage clinical development and commercialization expertise, infrastructure and the resources as we enter pivotal trials for any of our current or future product candidates. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular product candidate in specific indications and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected indications. For example, we are initially focused on the development of NuSH analog peptides targeting GLP-1, amylin, glucose-dependent insulinotropic polypeptide (GIP) or glucagon (GCG), either as monotherapy or in a variation of combinations, for obesity and overweight. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. At any time, we may decide to discontinue the development or commercialization of any of our products or product candidates for a variety of reasons, including the appearance of new technologies that render our product obsolete, competition from a competing product, or changes in or inability to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals and other healthcare providers, as well as ownership and investment interests held by physicians and their immediate family members;
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

For example, in March 2010, the Patient Protection and Affordable Care Act (ACA), as amended by the Health Care and Education Reconciliation Act of 2010 was enacted in the United States. The ACA established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employee benefits liability, commercial automobile, workers’ compensation, transportation and storage, cyber liability, clinical trials, directors’ and officers’ and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and future prospects.

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

We are subject to the United Kingdom General Data Protection Regulation (the UK GDPR) and may in the future be subject to the European Union equivalent of the same (the EU GDPR) together with the UK GDPR, the GDPR. The GDPR, together with national legislation, regulations and guidelines of the European Economic Area (EEA) member states and the UK governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including providing notice to the individuals to whom the personal data relates regarding data processing activities, implementing safeguards to protect the privacy and security of personal data, implementing processes to handle requests from individuals to exercise their data protection rights, maintaining records of our processing activities and to document data protection impact assessments where there is high risk processing, providing notification of data breaches in certain circumstances, and taking certain measures when engaging third-party processors or sub-processors. Companies that are subject to the GDPR face compliance obligations and risk, including regulatory enforcement and potential fines for noncompliance of up to £17.5 million (€20 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (the CJEU) states that reliance on the standard contractual clauses—a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism—alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (the DPF) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF can be used for transfers outside of the UK through its UK Extension. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, the DPF Adequacy Decision has already been challenged and international data transfers to the United States and to other jurisdictions may continue to be subject to enhanced scrutiny by regulators. As a result, we may need to make certain operational changes and implement revised EU standard contractual clauses and other relevant documentation for those data transfers within required time frames, particularly if we decided to conduct clinical trials in the EU. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, store, use, transfer, disclose and otherwise process data, update our data privacy and security policies and procedures, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators and our service providers to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose such information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and adversely affect our business, financial condition, results of operations and future prospects.

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

Legal proceedings, government investigations and enforcement actions can be expensive and time-consuming. An adverse outcome resulting from any such proceedings, investigations or enforcement actions could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Even if such a proceeding, investigation or enforcement action is ultimately decided in our favor, the investigation and defense thereof could require substantial financial and management resources.

Our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other comparable foreign regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our or our collaborators’ preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and future prospects.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

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

Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. For example, in September 2023, we acquired 100% of the equity interests in Zihipp Ltd., a biopharmaceutical company developing peptide hormones for diabetes and obesity treatments. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of December 31, 2024 and 2023, we had $31.0 million and $13.0 million, respectively, in gross federal net operating loss (NOL) carryforwards and as of December 31, 2024 and 2023, we had $52.8 million and $0.4 million in foreign NOL carryforwards, respectively. NOL carryforwards may be available to offset our future taxable income, if any. Our NOL carryforwards and other tax attributes are subject to expiration, review and possible adjustment by the Internal Revenue Service (IRS) and state tax authorities.

In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code) our federal NOL carryforwards may be or become subject to an annual limitation in the event we have had or have in the future an “ownership change.” For these purposes, an “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. Although we believe there have been one or more ownership changes resulting from past transactions, we have not determined the amount of the cumulative change in our ownership resulting from our initial public offering or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. However, we believe that our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes that resulted from our initial public offering. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

As of December 31, 2024, we concluded that a full valuation allowance was necessary for substantially all of our U.S. net deferred tax assets, including our U.S. net operating losses. As of December 31, 2024, we recorded a partial valuation allowance related to our U.K. net deferred tax assets due to the indefinite-lived acquired in-process research and development in the U.K.

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

The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Our current and future patent applications may not result in patents being issued.

Further, even if patents are granted, they may not afford sufficient protection of any of our current or future product candidates or their intended uses against competitors, nor can there be any assurance that the issued patents cannot be designed around, invalidated by third parties, or effectively prevent others from commercializing any of our current or future product candidates. Furthermore, even if granted, the resulting patents may be difficult to enforce. Obtaining and maintaining our owned and in-licensed patent protection depends on compliance with various procedural, document submission, information disclosure, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these requirements. If we experience noncompliance events that cannot be corrected and we lose our patent rights, competitors could enter the market, which would have a material adverse effect on our business. Further, any issued patents that we own or license or may own or license in the future covering any of our current or future product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or other countries, including the U.S. Patent and Trademark Office (USPTO). Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, lack of written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting. In certain circumstances, the finding could be cured by filing a retroactive terminal disclaimer over unexpired reference patent(s), which would result in a reduction of patent term, including a reduction or loss of a patent term adjustment granted by the USPTO. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Also, patent terms, including any extensions or adjustments that may or may not be available to us, may not protect our competitive position on any of our current or future product candidates for an adequate amount of time, and we may be subject to claims challenging the inventorship, ownership, validity, enforceability of our owned or in-licensed patents and/or other intellectual property. Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect any of our current or future product candidates. Further, if we encounter delays in our development and testing, clinical trials or regulatory review and approval of any of our current or future product candidates, the period of time during which we could market such product candidates under patent protection may be reduced (i.e., patents protecting such product candidates might expire before or shortly after such product candidates are commercialized). Thus, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or afford us any meaningful competitive advantage.

Moreover, the claim coverage in a patent application can be significantly reduced before the corresponding patent is granted. Even if patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Any patents issuing from our owned and in-licensed patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our current or future product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Even if a patent is granted, our competitors or other third parties may be able to circumvent the patent by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. Furthermore, our competitors or other third parties may avail themselves of safe harbors under the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments) to conduct research and clinical trials.

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

The agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects. For example, disputes may arise regarding the payment of the royalties or other payments due to licensors in connection with the rights we license from them. Licensors may contest the basis of such payments, including the royalties we retained and claim that we are obligated to make payments under a broader basis. In addition, disputes may arise between us and our current or future licensors regarding intellectual property subject to a license agreement, including:

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

Such disputes may be costly to resolve and may divert management’s attention away from day-to-day activities. In addition to the costs of any litigation we may face, any legal action against us could increase our payment obligations under the respective agreement and require us to pay interest and potentially damages to such licensors. If disputes over intellectual property that we have licensed, or license in the future, prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

Despite our best efforts, our current or future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products, if approved, and technology covered by these license agreements. Such termination would result in the ability of the prior licensor to assert the prior licensed patents against us, or the prior licensor could license the patents to a competitor who could assert the prior licensed patents against us. As a result, we may be required to cease our development, manufacture and commercialization of our product candidates and use of our proprietary technologies covered by the patent rights owned by the licensors, which could have a material adverse effect on us. Alternatively, the prior licensor could abandon the patent rights, which would reduce the barrier to entry into the market. If these in-licenses are terminated, or if the licensed patents fail to provide the intended exclusivity, and if competitors circumvent any regulatory exclusivity, competitors would have the freedom to market products identical to ours. These events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and future prospects.

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

For a more complete description of these agreements, see Part I, Item 1A, “Business—Licensing, Partnerships and Collaborations” in our Annual Report.

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

Many countries have compulsory licensing laws under which a patent owner or exclusive licensee may be compelled to grant licenses to third parties, including governmental agencies. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner or exclusive licensee may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, geopolitical actions in the United States and in foreign countries (such as the Russia and Ukraine conflict) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any licensors and the maintenance, enforcement or defense of our issued patents which could impair our competitive intellectual property position.

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

Changes in either the patent laws or interpretation of the patent laws in the United States or in other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us or our licensors could therefore be awarded a patent covering an invention of ours or our licensors even if we or our licensors had made the invention before it was made by such third party. This requires us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors are the first to either (i) file any patent application related to any of our current or future product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications.

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

In 2012, the European Union Patent Package (EU Patent Package) regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. The EU Patent Package was implemented on June 1, 2023. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC, unless otherwise opted out. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patents and patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and any of our current and future product candidates due to increased competition and, resultantly, on our business, financial condition, results of operations and prospects. The UPC and Unitary Patent are significant changes in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation in the UPC.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are paid timely, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional or international patent application filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering any of our current or future product candidates are obtained, once the patent has expired, we may be vulnerable to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of any of our current or future product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates. If we do not have sufficient patent life to protect our products, our business, financial condition, results of operations and future prospects will be adversely affected.

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

We or our licensors may be subject to claims that former employees, consultants, licensees, collaborators or other third parties have an interest in our owned or in-licensed patent rights, trade secrets, or other intellectual property as an inventor, co-inventor or owner of trade secrets. For example, we or our licensors may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing any of our current or future product candidates and other proprietary technologies we may develop. We or our licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as from a government entity, such that we or our licensors are not the sole and exclusive owners of the patents we in-licensed. The failure to name the proper inventors on a patent application can result in the patents issuing therefrom being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our product candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or in-licensed patent rights, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as ownership of, or the right to use intellectual property that is important to any of our current or future product candidates and other proprietary technologies we may develop. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we are unable to protect the confidentiality of our and our licensors’ trade secrets, our business and competitive position would be harmed.

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

We may be subject to claims that third parties have an ownership interest in our trade secrets. For example, we may have disputes arise from conflicting obligations of our employees, consultants or others who are involved in developing any of our current or future product candidates. Litigation may be necessary to defend against these and other claims challenging ownership of our trade secrets. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable trade secret rights, such as exclusive ownership of, or right to use, trade secrets that are important to any of our current or future product candidates and other proprietary technologies we may develop. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We may become involved in lawsuits to protect or enforce our owned and in-licensed patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

The trading price of the shares of our common stock is volatile and purchasers of our common stock could incur substantial losses.

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

In addition, in the past, stockholders have initiated class action lawsuits against biopharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs, divert our management’s attention and resources and damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of May 6, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, beneficially owned approximately 49.3% of our outstanding common stock. In computing the number of shares beneficially owned, shares of common stock subject to options, warrants or other rights held by this group that are currently exercisable or will become exercisable within 60 days of May 6, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. As a result, such persons, to the extent they act together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The lock-up agreements entered into in connection with our IPO will expire at the close of business on July 29, 2025. BofA Securities, Inc., and Goldman Sachs & Co. LLC in their sole discretion, may permit our equity holders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, the shares of common stock will be eligible for sale in the public market. If our stockholders from prior to our initial public offering sell, or indicate an intention to sell, or if the market perceives that such stockholders might sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. As of May 6,

2025, we had outstanding a total of 105,055,538 shares of common stock. Of these shares, 17,569,444 shares of our common stock were sold in the initial public offering, substantially all of which are freely tradable, without restriction, in the public market.

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

For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);
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

We have taken advantage of reduced reporting burdens in this Quarterly Report. For example, in this Quarterly Report, we have taken advantage of some of the scaled disclosures permitted, such as excluding quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss and may require us to reduce expenditures in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and future prospects.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflicts between Russia and Ukraine and in the Middle East, terrorism or other geopolitical events, such as new tariffs or proposed tariffs between the U.S. and other nations. Sanctions imposed by the United States and other countries in response to conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On February 3, 2025, we completed the initial public offering (IPO) of our common stock pursuant to which we issued and sold 17,569,444 shares of our common stock at a price to the public of $18.00 per share.

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-284225), as amended (the Registration Statement), declared effective by the SEC on January 30, 2025.

There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement. The remaining net proceeds from our IPO have been invested primarily in savings and money market accounts. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our last periodic report.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herein
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-42489	3.1	2/3/2025
3.2	Amended and Restated Bylaws.	8-K	001-42489	3.2	2/3/2025
10.1	2025 Incentive Award Plan and form of Award Agreements thereunder.	S-1/A	333-284225	10.2	1/27/2025
10.2	2025 Employee Stock Purchase Plan.	S-1/A	333-284225	10.3	1/27/2025
10.3	Severance Plan.	S-1/A	333-284225	10.4	1/27/2025
10.4	Non-employee Director Compensation Program.	S-1/A	333-284225	10.5	1/27/2025
10.5	Form of Indemnification Agreement by and amount Metsera, Inc. and its directors and officers.	S-1/A	333-284225	10.11	1/27/2025
19.1	Insider Trading Compliance Policy.					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 12, 2025	By:	/s/ Christopher Whitten Bernard
Christopher Whitten Bernard
President and Chief Executive Officer

Date: May 12, 2025	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer