Form 10-Q
period 2025-06-30
Metsera, Inc.
filed 2025-07-28
CIK 2040807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 21, 2025, the registrant had 105,055,538 shares of common stock outstanding.

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
•
the timing of our planned Investigational New Drug application (IND) submissions to the U.S. Food and Drug Administration (FDA) or any comparable submissions to foreign regulatory authorities for our product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

METSERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$530,919	$352,447
Prepaid expenses and other current assets	7,157	6,686
Total current assets	538,076	359,133
Property and equipment, net	248	57
Operating lease right-of-use asset	1,042	1,385
Intangible assets	74,830	68,521
Goodwill	23,907	21,892
Other assets	1,557	—
Total assets	$639,660	$450,988
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$22,912	$20,837
Accrued expenses and other current liabilities	37,556	17,877
Note payable with related parties	—	8,387
Due to related parties	300	392
Operating lease liabilities, current	740	714
Contingent consideration, current	40,800	19,100
Total current liabilities	102,308	67,307
Deferred tax liabilities	8,496	7,780
Operating lease liabilities, noncurrent	324	701
Contingent consideration, noncurrent	79,300	87,850
Total liabilities	190,428	163,638
Redeemable convertible preferred stock, par value $0.00001 per share:
Series Seed redeemable convertible preferred stock: no shares and 36,599,998 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 36,599,998 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Liquidation value of $54,900 at December 31, 2024)	—	54,815
Series A redeemable convertible preferred stock: no shares and 79,999,993 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 79,999,993 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (Liquidation value of $240,000 at December 31, 2024)	—	239,752
Series A-1 redeemable convertible preferred stock: no shares and 9,696,970 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 9,696,970 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (Liquidation value of $32,000 at December 31, 2024)	—	31,931
Series B redeemable convertible preferred stock: no shares and 42,658,718 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 42,658,718 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (Liquidation value of $215,000 at December 31, 2024)	—	214,359
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, par value $0.00001 per share: 10,000,000 shares and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Common stock, par value $0.00001 per share: 800,000,000 and 72,348,953 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 104,892,841 and 15,368,385 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	1	—
Additional paid-in capital	838,119	2,479
Accumulated other comprehensive income (loss)	13,561	1,160
Accumulated deficit	(402,449)	(257,146)
Total stockholders’ equity (deficit)	449,232	(253,507)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$639,660	$450,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Acquired in-process research and development	$—	$—	$—	$90
Research and development	60,511	20,855	117,697	38,668
General and administrative	11,482	5,643	20,085	9,718
Change in fair value of contingent consideration	(870)	1,507	13,150	592
Total operating expenses	71,123	28,005	150,932	49,068
Loss from operations	(71,123)	(28,005)	(150,932)	(49,068)
Other income (expense):
Interest expense	(39)	(27)	(140)	(27)
Foreign exchange loss	(2,958)	(17)	(4,547)	(18)
Interest income	5,405	1,063	10,316	1,956
Loss before income taxes	(68,715)	(26,986)	(145,303)	(47,157)
Income tax benefit	—	258	—	549
Net loss	$(68,715)	$(26,728)	$(145,303)	$(46,608)
Net loss per share of common stock, basic and diluted	$(0.66)	$(1.86)	$(1.62)	$(3.31)
Weighted-average shares of common stock outstanding, basic and diluted	104,879,649	14,367,751	89,719,624	14,102,215

Comprehensive loss:
Net loss	$(68,715)	$(26,728)	$(145,303)	$(46,608)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,294	106	12,401	(525)
Total other comprehensive income (loss)	8,294	106	12,401	(525)
Comprehensive loss	$(60,421)	$(26,622)	$(132,902)	$(47,133)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	168,955,679	$540,857	15,368,385	$—	$2,479	$1,160	$(257,146)	$(253,507)
Conversion of redeemable convertible preferred stock	(168,955,679)	(540,857)	71,904,475	1	540,856	—	—	540,857
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,569,444	—	288,411	—	—	288,411
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,610	—	—	—	—	—
Exercise of common stock options	—	—	5,319	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	4,107	—	4,107
Net loss	—	—	—	—	—	—	(76,588)	(76,588)
Balance at March 31, 2025	—	$—	104,870,233	$1	$833,853	$5,267	$(333,734)	$505,387
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,608	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,266	—	—	4,266
Foreign currency translation adjustment	—	—	—	—	—	8,294	—	8,294
Net loss	—	—	—	—	—	—	(68,715)	(68,715)
Balance at June 30, 2025	—	$—	104,892,841	$1	$838,119	$13,561	$(402,449)	$449,232

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2023	66,266,662	$143,683	13,831,417	$—	$85	$2,752	$(48,019)	$(45,182)
Issuance of Series A convertible preferred stock, net of issuance costs	14,499,999	43,387	—	—	—	—	—	—
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	478,777	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	(631)	—	(631)
Net loss	—	—	—	—	—	—	(19,880)	(19,880)
Balance at March 31, 2024	80,766,661	$187,070	14,310,194	$—	$164	$2,121	$(67,899)	$(65,614)
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	148,510	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	381	—	—	381
Foreign currency translation adjustment	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(26,728)	(26,728)
Balance at June 30, 2024	80,766,661	$187,070	14,458,704	$—	$545	$2,227	$(94,627)	$(91,855)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(145,303)	$(46,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12	3
Non-cash interest expense	—	27
Stock-based compensation expense	6,354	460
Change in fair value of contingent consideration	13,150	592
Income tax benefit	—	(549)
Non-cash lease expense	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(451)	(992)
Other assets	(1,557)	—
Accounts payable	2,056	5,590
Accrued expenses and other liabilities	19,471	5,546
Due to related parties	(92)	565
Payment of contingent consideration	(6,938)	—
Net cash used in operating activities	(113,306)	(35,366)
Investing activities:
Purchase of property and equipment	(198)	(42)
Net cash used in investing activities	(198)	(42)
Financing activities:
Proceeds from the sale of convertible preferred stock, net of offering costs paid	—	43,387
Proceeds from the sale of common stock in initial public offering, net of offering costs paid	288,411	—
Proceeds from the exercise of common stock options	19	—
Settlement of deferred payment related to the acquisition of Zihipp, Ltd.	—	(515)
Payment of contingent consideration	(1,383)	(6,264)
Net cash provided by financing activities	287,047	36,608
Effect of exchange rates on cash and cash equivalents	4,929	(27)
Net increase in cash and cash equivalents	178,472	1,173
Cash and cash equivalents, beginning of the period	352,447	75,195
Cash and cash equivalents, end of the period	$530,919	$76,368
Supplemental cash flow disclosures:
Cash paid for interest	$207	$—
Supplemental non-cash financing activities:
Issuance of common stock upon conversion of convertible preferred stock	$540,856	$—
Issuance of related party note to settle contingent consideration	$—	$5,925

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

Liquidity and Risk

We incurred losses and negative operating cash flows since our inception and have an accumulated deficit of $402.4 million as of June 30, 2025. During the three and six months ended June 30, 2025, we incurred a net loss of $68.7 million and $145.3 million, respectively, and for the six months ended June 30, 2025, we had negative operating cash flows of $113.3 million. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates, if approved. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful.

Since our inception in June 2022, we have funded our operations through the issuance of shares of our redeemable convertible preferred stock, convertible notes in private placements and common stock issued during our IPO completed in February 2025. As of June 30, 2025, we had cash and cash equivalents of $530.9 million. We believe the available cash and cash equivalents as of June 30, 2025, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, our audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024 (our Annual Report), as filed with the SEC on March 26, 2025. In the opinion of management, our unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025, are not considered necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period or for any other future year.

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and six months ended June 30, 2025 and 2024.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Research and Development Programs:
MET-097i	$22,513	$5,146	$45,462	$8,845
MET-233i	12,039	3,137	20,565	6,685
Oral peptide platform	7,211	6,025	18,102	11,349
Additional key pipeline combinations with GLP-1 RA + amylin agonism	4,643	881	7,827	1,864
Development and discovery infrastructure	14,105	5,666	25,741	9,925
Personnel	3,048	982	5,559	1,594
Stock-based compensation included within general and administrative expenses	2,357	132	3,619	155
Professional fees and other	6,077	4,529	10,907	7,969
Acquired in-process research and development	—	—	—	90
Change in fair value of contingent consideration	(870)	1,507	13,150	592
Interest income	(5,405)	(1,063)	(10,316)	(1,956)
Other expense, net(a)	2,997	44	4,687	45
Loss before income taxes	68,715	26,986	145,303	47,157
Income tax benefit	—	(258)	—	(549)
Segment net loss	68,715	26,728	145,303	46,608
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$68,715	$26,728	$145,303	$46,608

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of June 30,
	2025	2024
Redeemable convertible preferred stock outstanding[1]	—	80,766,661
Unvested restricted stock awards outstanding	162,697	1,117,596
Stock options outstanding	12,018,132	3,373,775
	12,180,829	85,258,032

1Amounts in the above table reflect redeemable convertible preferred stock outstanding as of June 30, 2024. These shares were converted on a 2.349723-for-1 basis immediately prior to the IPO. Refer to Note 8, Convertible Preferred Stock and Stockholders’ Equity (Deficit), for additional information on conversion.

Income Taxes

We had no income tax benefit or expense for the three and six months ended June 30, 2025. We had an income tax benefit of $0.3 million and $0.5 million for the three and six months ended June 30, 2024, respectively. We continue to have a full valuation allowance for substantially all of our net deferred tax assets in the U.S. The tax benefit related to the three and six months ended June 30, 2024, was the result of the net operating losses in the U.K. for the period for which a deferred tax asset was created and netted against the indefinite-lived deferred tax liability established upon the Zihipp acquisition in September 2023 as we expect the deferred tax liability will be a source of taxable income for purposes of determining the realization of the deferred tax asset related to net operating losses in the U.K. which have an unlimited carryforward.

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

As a result of certain development milestones being achieved in previous periods under the agreement, we paid $8.5 million during the three and six months ended June 30, 2025, comprised of a note payable to related parties principal balance of $8.3 million and accrued interest through the payment date of $0.2 million. For additional information related to our acquisition of Zihipp, please refer to Note 4, Acquisition of Zihipp Ltd., to our audited consolidated financial statements included in our Annual Report.

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

During the three months ended June 30, 2025, we made no payments under the D&D agreements. During the six months ended June 30, 2025, we made a payment of $2.0 million related to certain development milestones that were achieved under the D&D agreements in November 2024 that was previously recognized within research and development expense within our Statement of Operations and Comprehensive Loss for the year ended December 31, 2024, as well as within other current liabilities in our Balance Sheet as of December 31, 2024. No additional milestones were achieved under the License Agreement during the three and six months ended June 30, 2025. No milestones were achieved or payments made during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, we recognized $1.0 million and $2.4 million, respectively, for full-time employee (FTE) expenses and the cost of reagents and raw materials related to Neuraly. During the three and six months ended June 30, 2024, we recognized $1.9 million and $4.0 million, respectively, for full-time employee (FTE) expenses and the cost of reagents and raw materials related to Neuraly. In addition, during the three and six months ended June 30, 2024, we recognized acquired in-process research and development expense of $0.1 million in connection with the upfront payments for the license acquired in the accompanying consolidated statements of operations and comprehensive loss.

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

Pursuant to the Imperial Agreement, Imperial is eligible to receive up to £20.5 million (approximately $28.1 million at an exchange rate of 1.37 as of June 30, 2025) upon the achievement of certain development and regulatory milestones primarily based on the initiation of clinical trial phases and regulatory approval. In addition, we are obligated to pay Imperial low-single digit percentage royalties on net sales on a country-by-country and product-by-product basis and mid-single digit to mid-teen percentage of net receipts from sublicenses. In addition, we are obligated to reimburse Imperial for annual patent related costs incurred related to the licensed technology.

No development milestones related to the Imperial Agreement were achieved during the three and six months ended June 30, 2025 and 2024 and as such, no amounts were included in research and development or accrued expenses and other current liabilities for the comparative periods. For additional information related to our agreement with Imperial, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

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

No amounts were recorded related to the construction of the New Facility during the three months ended June 30, 2025. During the six months ended June 30, 2025, we recorded $1.6 million related to the construction of the New Facility, which was included in other assets within our condensed consolidated balance sheets as of June 30, 2025. For additional information related to our agreements with Amneal, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$57,164	$—	$—	$57,164
Certificates of Deposit	—	50,000	—	50,000
Total Assets	$57,164	$50,000	$—	$107,164
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$120,100	$120,100
Total liabilities	$—	$—	$120,100	$120,100

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$55,954	$—	$—	$55,954
Certificates of Deposit	—	100,000	—	100,000
Total Assets	$55,954	$100,000	$—	$155,954
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$106,950	$106,950
Total liabilities	$—	$—	$106,950	$106,950

We have not recognized any impairments of our assets measured and carried at fair value during the three and six months ended June 30, 2025. There have been no changes in valuation techniques, inputs utilized or transfers between fair value measurement levels in the periods presented. Our certificates of deposit are held at amortized cost which approximate their fair value based on Level 2 inputs due to their short-term nature.

As of June 30, 2025, our contingent consideration liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our contingent consideration liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any development, regulatory, commercial or royalty-based milestones, changes in the amount or timing of expected future net cash flows, changes in the probability or timing of certain events. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. The following table provides a roll forward of our total contingent consideration liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2025 and 2024:

	Contingent
(In thousands)	consideration	Total
Balance at December 31, 2024	$106,950	$106,950
Change in fair value	13,150	13,150
Balance at June 30, 2025	$120,100	$120,100

	Contingent
(In thousands)	consideration	Total
Balance at December 31, 2023	$45,800	$45,800
Change in fair value	592	592
Settlements	(12,189)	(12,189)
Balance at June 30, 2024	$34,203	$34,203

Contingent Consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp. At the time of achievement of certain milestones, payments of contingent consideration can be made in cash or notes payable can be issued for future payments that accrue interest based on the terms and conditions within the agreement. The fair value of the contingent consideration totaled $42.9 million at the time of acquisition and was estimated based on the probability of milestone achievement and an estimated discount rate. Refer to Note 3, Acquisition of Zihipp Ltd., for additional information on the contingent consideration payments made during three and six months ended June 30, 2025.

The change in fair value in contingent consideration during the three and six months ended June 30, 2025, was primarily attributable to an increase in the probability of achievement of our development milestones and a lower yield due to an increase in our credit rating. The change in fair value in contingent consideration during the year ended December 31, 2024, was primarily attributable to the pursuit of a new product, increase in the probability of success as well as the time value and related accretion.

The following table includes quantitative information about the significant unobservable inputs for the components of the our contingent consideration liabilities as of the periods indicated:

	June 30,	December 31,
	2025	2024
Development Milestones
Probability of achievement	11.1% - 100.0%	n/a - 75.0%
Discount rate	9.5% - 9.6%	9.0% - 9.5%
Expected years until payment	0.0 - 3.9	0.8 - 4.1
Regulatory Milestones
Probability of achievement	0.7% - 56.3%	2.4% - 56.3%
Discount rate	9.5% - 10.2%	9.2% - 10.2%
Expected years until payment	2.3 - 7.4	2.5 - 7.6
Commercial Milestones
Probability of achievement	4.7% - 53.4%	14.4% - 53.4%
Discount rate	9.5% - 10.0%	9.4% - 10.0%
Expected years until payment	3.3 - 6.4	3.5 - 6.6
Royalties on Net Sales
Probability of achievement	0.8% - 31.9%	2.0% - 33.0%
Discount rate	9.6% - 11.4%	9.5% - 11.8%
Expected years until payment	3.8 - 19.8	4.3 - 20.3

6. Balance Sheet Components

Prepaid expenses and other current assets consist of the following:

	As of
	June 30,	December 31,
(In thousands)	2025	2024(a)
Prepaid research and development costs	$3,504	$1,690
Deferred financing fees	—	3,046
Prepaid insurance	875	63
Other prepaid expenses	592	303
Other current assets	2,186	1,584
Total prepaid expenses and other current assets	$7,157	$6,686

(a) Certain prior period amounts have been reclassified to conform with current period presentation.

Accrued expenses and other current liabilities consist of the following:

	As of
	June 30,	December 31,
(In thousands)	2025	2024
Employee compensation and related benefits	$5,241	$5,815
Research and development	30,198	9,680
Professional services and other general and administrative	1,707	1,972
Deferred tax credits	410	410
Total accrued expenses and other current liabilities	$37,556	$17,877

7. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. We were not subject to any material legal proceedings as of June 30, 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with officers and members of the Board that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of June 30, 2025 and December 31, 2024, we had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding.

Contingent Consideration

In connection with the acquisition of Zihipp the Company is subject to contingent milestone payments and future royalty payments on net product sales. Refer to Note 3, Acquisition of Zihipp Ltd., for additional information on the contingent consideration payments made during three and six months ended June 30, 2025.

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

Immediately prior to the closing of the IPO all of our outstanding shares of convertible preferred stock were converted on a 2.349723-for-1 basis into an aggregate of 71,904,475 shares of common stock. As of June 30, 2025, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding. The following table depicts the conversion of convertible preferred stock to common stock prior to the closing of the IPO.

	Authorized	Issued and outstanding	Carrying value	Liquidation value	Common stock issued upon conversion
Class
Series Seed	36,599,998	36,599,998	$54,815	$54,900	15,576,298
Series A	79,999,993	79,999,993	239,752	240,000	34,046,558
Series A-1	9,696,970	9,696,970	31,931	32,000	4,126,854
Series B	42,658,718	42,658,718	214,359	215,000	18,154,765
	168,955,679	168,955,679	$540,857	$541,900	71,904,475

Preferred Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of June 30, 2025 and December 31, 2024.

Common Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 800,000,000 authorized shares of common stock, par value $0.00001 per share. There were 104,892,841 and 15,368,385 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

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

9. Stock-based Compensation

Equity Incentive Plans

In the first quarter of 2025, we adopted the 2025 Incentive Award Plan (the 2025 Plan), in order to facilitate the issuance of stock-based compensation awards and cash-based performance bonus awards to attract, retain and motivate selected employees, consultants and directors. Concurrently, we adopted and the stockholders approved the 2025 Employee Stock Purchase Plan (the ESPP), which became effective upon the day prior to the first public trading date of the Company's common stock. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. No awards have been granted under the ESPP as of June 30, 2025.

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

Stock-based Compensation

We recorded stock-based compensation expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$1,909	$249	$2,735	$305
General and administrative	2,357	132	3,619	155
Total stock-based compensation expense	$4,266	$381	$6,354	$460

Stock Options

Our stock options vest based on the terms in each award agreement, which is generally four years and have a contractual term of ten years. The following table summarizes the stock option activity for the periods indicated:

		Weighted	Weighted
		average	average
	Number	exercise	remaining	Aggregate
	of	price	contractual	intrinsic value
	shares	per share	term (years)	(in millions)
Outstanding at December 31, 2024	8,753,069	$4.50	9.4	$32.2
Granted	3,421,261	$25.98
Exercised	(5,319)	$3.51
Forfeited	(150,879)	$10.68
Outstanding at June 30, 2025	12,018,132	$10.54	9.2	$217.0
Vesting and exercisable at June 30, 2025	2,477,476	$3.60	8.6	$61.6

The weighted-average grant date fair value of options granted was $19.44 and $2.58 per share for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $84.4 million which we expect to recognize over a weighted-average period of approximately 3.2 years. Stock options granted during the six months ended June 30, 2025, were inclusive of our annual long-term incentive awards, which were granted in May 2025.

The grant date fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the six months ended June 30,
	2025	2024
Expected term (in years)	6.0	6.1
Expected volatility	87.1%	83.7%
Risk-free interest rate	4.2%	4.3%
Expected dividend yield	0.0%	0.0%

Performance-based Stock Options

The table above includes 17,023 option awards that were forfeited during the six months ended June 30, 2025, related to a non-employee. Vesting of the award was contingent upon meeting certain performance milestones that was not met during the vesting period. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest. As the award was never probable of vesting, no expense was recognized.

Restricted Stock

Upon approval by the board of directors, certain employees and advisors have purchased restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, we have recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets included as a component of accrued expenses or other long-term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of June 30, 2025, was as follows:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	shares	Per Share
Unvested Restricted Common Stock as of December 31, 2024	207,915	$0.0001
Vested	(45,218)	$0.0001
Forfeitures	—	$—
Unvested Restricted Common Stock as of June 30, 2025	162,697	$0.0001

As of June 30, 2025 unrecognized stock-based compensation expense related to our unvested restricted stock awards was de minimis.

10. Related Party Transactions

Due to Validae Health, L.P. and Population Health Partners, L.P.

We have a services arrangement with Validae Health, L.P., an Affiliate of Population Health Partners, L.P. (Validae Health) and significant stockholder of Metsera, pursuant to which Validae Health provides business development, clinical development, commercialization, strategic, administrative and related services to the Company in exchange for (i) the reimbursement of out-of-pocket expenses incurred by Validae Health in connection with the provision of such services and (ii) the reimbursement of allocable overhead costs incurred by Validae Health in connection with the provision of such services, including compensation costs of employees of Validae Health based on the percentage of business time and effort dedicated to us, in all cases plus an administrative margin of 10%. In addition, prior to October 2024, Validae Health also received a monthly administrative fee (the Validae Services Arrangement). The amounts due to Validae Health that are included within the caption due to related parties in our accompanying condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were $0.3 million and $0.4 million, respectively.

For the three months ended June 30, 2025, we recognized $0.9 million of general and administrative expense and $33.5 thousand of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2025, we recognized $1.7 million of general and administrative expense and $0.2 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2024, we recognized $2.1 million and $4.0 million of general and administrative expense and $0.6 million and $1.3 million of research and development expense, respectively, in our accompanying condensed consolidated statements of operations and comprehensive loss.

Due to Zihipp Ltd. Shareholders

In the second quarter of 2025, we made a payment related to our outstanding note payable to former Zihipp Ltd. shareholders totaling $8.5 million, which was comprised of a principal balance of $8.3 million and accrued interest of $0.2 million. As of June 30, 2025, there were no outstanding notes payable to former Zihipp Ltd. shareholders. As of December 31, 2024, we had a note payable to former Zihipp shareholders with a principal balance of $8.3 million and accrued interest of $0.1 million.

ARCH Venture Partners

During the six months ended June 30, 2025, we received approximately $40.0 million in net proceeds upon issuing 2,222,222 shares of our common stock during our IPO to ARCH Venture Partners, a significant shareholder of the Company. There were no such issuances during the three months ended June 30, 2025 or during the three and six months ended June 30, 2024.

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

We are currently conducting three double-blind, placebo-controlled Phase 2b clinical trials of MET-097i: VESPER-1, VESPER-2 and VESPER-3, to further evaluate the differentiated profile of MET-097i, and enable rapid transition into Phase 3 clinical trials.

MET-233i

MET-233i is a monthly, ultra-long acting, subcutaneously injectable amylin analog, with enhanced solubility and miscibility with our other NuSH analog peptides, that we are developing for the treatment of obesity and overweight. We are developing MET-233i as a monotherapy or in combination with other NuSH analog peptides, including MET-097i. In June, we presented five-week weight loss, tolerability, and pharmacokinetic data for MET-233i monotherapy, positioning MET-233i as a potential first-in-class monthly amylin analog. We also believe that these data support the ability to combine MET-233i with MET-097i as a monthly therapy, and we have initiated a co-administration trial with MET-097i.

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

Additional Key Pipeline Programs

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

Key Business Developments

Below is a summary of certain events during our second fiscal quarter ended June 30, 2025, other recent business updates, and anticipated milestones. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business” included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2025, and above under the section entitled “Our Programs.”

MET-097i: Topline data release from VESPER-1 and interim VESPER-3 expected in September 2025; Phase 3 initiation on track for late 2025.

•
The VESPER program includes three ongoing Phase 2b trials designed to further evaluate the differentiated profile of MET-097i and enable rapid transition into Phase 3 clinical trials. All three trials (VESPER-1, VESPER-2, and VESPER-3) are fully enrolled and on track.
•
We expect to release topline data from VESPER-1 together with interim data from the titration phase of VESPER-3 in September 2025. Combined, these data will inform the weekly dosing regimens we plan to investigate in Phase 3 trials.
•
We expect to release topline 28-week results from the monthly dosing portion of VESPER-3 by year-end 2025 or in early 2026.
•
We believe we are on track to initiate the Phase 3 program of MET-097i in late 2025.

MET-233i: Delivered class-leading Phase 1 results, including 8.4% five-week weight loss and 19-day observed half-life; 12-week monotherapy data expected in late 2025.

•
In June, we announced topline five-week weight loss, tolerability, and pharmacokinetic data for MET-233i monotherapy, supporting MET-233i as a potential first-in-class monthly amylin analog.
•
In these data, MET-233i demonstrated mean placebo-subtracted weight loss up to 8.4% at Day 36 and placebo-like tolerability on candidate starting doses.
•
MET-233i also demonstrated a 19-day observed half-life and consistent pharmacokinetics with MET-097i, supporting a potential first-in-category monthly multi-NuSH combination with MET-097i.
•
We expect to announce topline 12-week data from the MET-233i monotherapy trial in late 2025.

MET-233i and MET-097i: 12-week co-administration data expected by year-end 2025 or in early 2026.

•
We expect to announce topline 12-week data from the MET-233i and MET-097i co-administration trial by year-end 2025 or in early 2026.

Oral peptide platform: MET-097o program and alternate candidate MET-224o on track; four-week topline data for selected lead expected in late 2025.

•
Preliminary four-week weight loss, tolerability, and pharmacokinetic data for the selected lead candidate are expected in late 2025.

Additional key pipeline programs: Combination and prodrug candidates continue to advance, with multiple clinical milestones expected in late 2025 and early 2026.

•
Preliminary data from co-administration of MET-034, an investigational ultra-long acting GIP RA (Metsera’s third HALO™-engineered peptide in clinical testing), with MET-097i are expected in late 2025.
•
IND-enabling studies progressing for MET-815, a prodrug of MET-097i with potential for quarterly maintenance dosing; clinical trial initiation planned for year-end 2025 or early 2026.

Business Overview

Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning and providing general and administrative support for these operations. During the three and six months ended June 30, 2025, our net losses totaled $68.7 million and $145.3 million, respectively. As of June 30, 2025, we had an accumulated deficit of $402.4 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Prior to our IPO, we historically funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock and convertible notes in private placements. Through June 30, 2025, we raised aggregate net proceeds of approximately $824.3 million from the issuance and sale of shares of our Series Seed, Series A, Series A-1 and Series B convertible preferred stock, the issuance of a convertible promissory note and our IPO.

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

Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

The following table sets forth our results of operations:

	For the three months ended June 30,			For the six months ended June 30,
(In thousands)	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Acquired in-process research and development	$—	$—	$—	$—	$90	$(90)
Research and development	60,511	20,855	39,656	117,697	38,668	79,029
General and administrative	11,482	5,643	5,839	20,085	9,718	10,367
Change in fair value of contingent consideration	(870)	1,507	(2,377)	13,150	592	12,558
Total operating expenses	71,123	28,005	43,118	150,932	49,068	101,864
Loss from operations	(71,123)	(28,005)	(43,118)	(150,932)	(49,068)	(101,864)
Other income (expense):
Interest expense	(39)	(27)	(12)	(140)	(27)	(113)
Foreign exchange loss	(2,958)	(17)	(2,941)	(4,547)	(18)	(4,529)
Interest income	5,405	1,063	4,342	10,316	1,956	8,360
Loss before income taxes	(68,715)	(26,986)	(41,729)	(145,303)	(47,157)	(98,146)
Income tax benefit	—	258	(258)	—	549	(549)
Net loss	$(68,715)	$(26,728)	$(41,987)	$(145,303)	$(46,608)	$(98,695)

Operating Expenses

Acquired In-Process Research and Development Expenses

During the three and six months ended June 30, 2025, we recognized no acquired in-process research and development. During the three and six months ended June 30, 2024, we recognized $0.1 million of acquired in-process research and development expenses in connection with the licenses acquired from D&D Pharmatech Inc. (D&D).

For additional information related to the licenses acquired from D&D, please refer to Note 4, Licensing Agreements, to our condensed consolidated financial statements included in Part 1, Item 1 in this Quarterly Report.

Research and Development Expenses

Research and development expenses increased by $39.7 million from $20.9 million during the three months ended June 30, 2024, to $60.5 million for the three months ended June 30, 2025. Research and development expenses increased by $79.0 million from $38.7 million during the six months ended June 30, 2024, to $117.7 million for the six months ended June 30, 2025. The increases for the three and six months ended June 30, 2025, compared to the same periods in the prior year, were primarily driven by the ramp up in product candidate development and the related preclinical, clinical and contract manufacturing costs associated with our portfolio of injectable and oral development programs as well as increases in personnel-related expenses, including stock-based compensation, to support our ongoing research and development activities.

Research and development expenses by program during the three and six months ended June 30, 2025 and 2024 are summarized in the table below:

	For the three months ended June 30,		For the six months ended June 30,
Strategy (In thousands)	2025	2024	2025	2024
Fully biased, monthly GLP-1 RA	$22,513	$5,146	$45,462	$8,845
Amylin agonism + GLP-1 RA	12,039	3,137	20,565	6,685
Oral peptide platform	7,211	6,025	18,102	11,349
Additional key pipeline combinations with GLP-1 RA + amylin agonism	4,643	881	7,827	1,864
Development and discovery infrastructure, including personnel related	14,105	5,666	25,741	9,925
Total research and development expenses	$60,511	$20,855	$117,697	$38,668

General and Administrative Expenses

General and administrative expenses increased by $5.8 million from $5.6 million for the three months ended June 30, 2024, to $11.5 million for the three months ended June 30, 2025. The increase related to the three months ended June 30, 2025, compared to the same period in the prior year, was primarily driven by increases in personnel-related expenses of $2.1 million and stock-based compensation of $2.2 million as we continue to expand our operations to support our advancements in research and development. The increase compared to the prior period also includes a $1.2 million increase in professional fees primarily associated with increased costs associated with being a public company.

General and administrative expenses increased by $10.4 million from $9.7 million for the six months ended June 30, 2024, to $20.1 million for the six months ended June 30, 2025. The increases related to the six months ended June 30, 2025, compared to the same periods in the prior year, were primarily driven by increases in personnel-related expenses of $4.0 million and stock-based compensation of $3.5 million as we continue to expand our operations to support our advancements in research and development. The increase compared to the prior period also includes a $1.6 million increase in professional fees primarily associated with increased costs associated with being a public company as well as a $1.5 million increase in market research activities. These increases were partially offset by decreases in management fees.

Change in Fair Value of Contingent Consideration

For the three months ended June 30, 2025, we recognized a $0.9 million benefit related to the change in fair value of contingent consideration associated with the Zihipp acquisition that occurred in 2023. For the three months ended June 30, 2024, we recognized a $1.5 million expense related to the change in fair value of contingent consideration associated with Zihipp. The change in fair value of contingent consideration during the three months ended June 30, 2025, was primarily attributable to a higher yield due to an increase in our discount rate, slightly offset by an increase in the probability of achievement of our development milestones. The change in fair value of contingent consideration during the three months ended June 30, 2024, was primarily attributable to an increase in the probability of achievement of our development milestones partially offset by an increase in the estimated cost of debt.

For the six months ended June 30, 2025, we recognized a $13.2 million expense related to the change in fair value of contingent consideration. For the six months ended June 30, 2024, we recognized a $0.6 million expense related to the change in fair value of contingent consideration. The change in fair value of contingent consideration during the six months ended June 30, 2025, was primarily attributable to an increase in the probability of achievement of our development milestones slightly offset by a higher yield due to an increase in our discount rate. The change in fair value of contingent consideration during the six months ended June 30, 2024, was primarily attributable to an increase in the probability of achievement of our development milestones partially offset by an increase in the estimated cost of debt.

Other Income (Expense)

Interest Expense

For the three months ended June 30, 2025 and 2024, we recognized interest expense of $39.0 thousand and $27.0 thousand, respectively, related to the notes payable to the former shareholders of Zihipp related to the achievement of certain development milestones. The increase related to the three months ended June 30, 2025, compared to the same period in the prior year, was primarily due to a higher principal amount outstanding during the three months ended June 30, 2025.

For the six months ended June 30, 2025 and 2024, we recognized interest expense of $0.1 million and $27.0 thousand, respectively. The increase related to the six months ended June 30, 2025, compared to the same period in the prior year, was primarily due to a higher principal amount outstanding during the six months ended June 30, 2025.

Foreign Exchange Loss

For the three months ended June 30, 2025 and 2024, we recognized foreign exchange losses of $3.0 million and $17.0 thousand, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

For the six months ended June 30, 2025 and 2024, we recognized foreign exchange losses of $4.5 million and $18.0 thousand, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Interest Income

For the three months ended June 30, 2025 and 2024, we recognized $5.4 million and $1.1 million, respectively, of interest income. The increase in interest income for the three months ended June 30, 2025, compared to the same period in 2024, was primarily driven by higher cash and cash equivalents balances.

For the six months ended June 30, 2025 and 2024, we recognized $10.3 million and $2.0 million, respectively, of interest income. The increase in interest income for the six months ended June 30, 2025, compared to the same period in 2024, was primarily driven by higher cash and cash equivalents balances.

Liquidity and Capital Resources

Source of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

To date, we have funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock, convertible notes in private placements and our initial public offering. Through December 31, 2024, we had raised aggregate net proceeds of approximately $535.9 million from sales of shares of our convertible preferred stock and the issuance of a convertible promissory note. In February 2025, we completed our IPO pursuant to which we issued and sold an aggregate of 17,569,444 shares of our common stock at a price to the public of $18.00 per share. We received gross proceeds of $316.2 million, or aggregate net proceeds of $288.4 million after deducting underwriting discounts and commissions of $22.1 million and other offering expenses of $5.7 million. As of June 30, 2025, we had cash and cash equivalents of $530.9 million and an accumulated deficit of $402.4 million.

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

Cash Flows

The following table sets forth summary of our cash flow activity for the years indicated:

	For the six months ended June 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(113,306)	$(35,366)
Net cash used in investing activities	(198)	(42)
Net cash provided by financing activities	287,047	36,608
Effect of exchange rate changes on cash	4,929	(27)
Net increase in cash and cash equivalents	$178,472	$1,173

Operating Activities

During the six months ended June 30, 2025, net cash used in operating activities was $113.3 million. Net cash used in operating activities reflected our net loss of $145.3 million, adjusted by a $12.5 million net change in our operating assets and liabilities and non-cash charges of $19.5 million. Our non-cash adjustments consisted primarily of $13.2 million related to the change in fair value of our contingent consideration and $6.4 million related to stock-based compensation expense. The net change in our operating assets and liabilities primarily reflects an increase in accrued expenses and other liabilities and accounts payable driven by increases in accruals related to external research and development services and the timing of payments of invoices, partially offset by decreases related to the payment of contingent consideration.

During the six months ended June 30, 2024, net cash used in operating activities was $35.4 million. Cash used in operating activities reflected our net loss of $46.6 million, adjusted by a $10.7 million net change in our operating assets and liabilities and non-cash charges of $0.5 million. The net change in our operating assets and liabilities primarily reflects an increase in accounts payable and accrued expenses and other liabilities driven by timing of invoices and payments as well as increases in accruals related to external research and development. Our non-cash adjustments consisted of $0.6 million related to the change in fair value of our contingent consideration and $0.5 million related to stock-based compensation expense, partially offset by a income tax benefit of $0.5 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $0.2 million and related to the purchase of property and equipment.

During the six months ended June 30, 2024, net cash used in investing activities was $42.0 thousand and related to the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $287.0 million. Net cash provided by financing activities consisted primarily of $288.4 million of proceeds received from our IPO, net of offering costs paid, partially offset by contingent consideration payments of $1.4 million.

During the six months ended June 30, 2024, net cash provided by financing activities was $36.6 million. Net cash provided by financing activities consisted of $43.4 million received from the sale of our Series Seed and Series A convertible preferred stock, net of offering costs paid related to the sale of convertible stock, partially offset by contingent consideration payments of $6.3 million and a $0.5 million payment for the settlement of a deferred payment related to the acquisition of Zihipp.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support development activities. These contracts are generally cancelable by us.

As of June 30, 2025 we had future minimum lease commitments of $1.1 million related to noncancelable operating leases for office space, under a long-term lease arrangement.

Under the Amneal Agreements, we are required to finance the construction of the New Facility based on the percentage of the actual costs incurred and subject to an aggregate cap of $100.0 million. See “Key Agreements” section below for additional information.

Payment obligations in connection with the acquisition of Zihipp and license agreements with D&D are contingent upon future events such as our achievement of pre-specified development, regulatory and commercial milestones, or royalties on net product sales. As of June 30, 2025, the timing and likelihood of achieving the milestones and generating future product sales are uncertain and therefore, any related payments are not included in the discussion above. See “Key Agreements” section below for additional information.

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

For additional information regarding amounts incurred during the three and six months ended June 30, 2025 and 2024 related to our acquisition of Zihipp, please refer to Note 3, Acquisition of Zihipp Ltd., to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the License Agreement refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and six months ended June 30, 2025 and 2024 related to the D&D License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the Triple G License Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and six months ended June 30, 2025 and 2024 related to the Triple G License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

Pursuant to the Imperial Agreement, we are obligated to pay Imperial up to £20.5 million (approximately $28.1 million at an exchange rate of 1.37 as of June 30, 2025) in the aggregate upon the achievement of certain development, regulatory and financing milestones. Upon entering into the Imperial Agreement, Imperial also received an allotment of 333,333 ordinary shares of Zihipp. We are required to pay Imperial an annual license fee and, upon the achievement of certain funding, regulatory, and patent prosecution milestones, we are obligated to reimburse Imperial for certain patent related costs. We are obligated to pay Imperial tiered, low-single digit percentage royalties on net sales of the Imperial Licensed Products, subject to reductions if we require a license from a third party to its intellectual property in order to exploit an Imperial Licensed Product. We are also required to pay Imperial a mid-single digit to mid-teen percentage of net receipts from sublicenses where the percentage depends on the regulatory stage of the applicable Imperial Licensed Product at the time of such sublicense.

For a more detailed description of the Imperial Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and six months ended June 30, 2025 and 2024 related to the Imperial Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the Supply Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and six months ended June 30, 2025 and 2024 related to the Supply Agreement please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included in Part 1, Item 1 in this Quarterly Report.

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

During the three and six months ended June 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We are also a smaller reporting company as defined in the Exchange Act. We will lose our status as a smaller reporting company effective as of January 1, 2026. For our remaining periodic reports related to the fiscal year ending December 31, 2025, we may take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize any of our current or future product candidates, we may never generate revenue. Our net losses totaled $145.3 million and $46.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $402.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Any of our current and future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur significant and increasing losses for the foreseeable future as we:

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

We expect that our existing cash and cash equivalents will allow us to advance the clinical development of MET-097i, MET-233i and our selected lead oral candidate, and we expect that the remainder will be utilized to fund other research and development activities as well as working capital and other general corporate needs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner or differently than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Our existing cash and cash equivalents may not be sufficient to complete development of any of our current or future product candidates. We will require substantial capital in order to advance any of our current and future product candidates through clinical trials, regulatory approval and commercialization.

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

We currently have no products approved for commercial sale or for which marketing approval has been sought. Our product candidates, including MET-097i, MET-233i and our oral candidates, are in clinical, preclinical or earlier stages of development. We have invested substantially all of our efforts and financial resources in developing our current product candidates, identifying potential product candidates and conducting preclinical studies and clinical trials. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•
demonstrating the safety, purity, potency and efficacy of our product candidates to the satisfaction of the FDA and other applicable regulatory authorities;
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

The success of our business, including our ability to finance our company and generate any revenue in the future, will depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our stage of development, it may be several years, if at all, before we have demonstrated the safety, purity, potency or efficacy of a product candidate sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we may be required to complete extensive preclinical studies to support an IND in the United States or a similar application in other foreign jurisdictions. Conducting preclinical testing is a lengthy, time-consuming, and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Although we have completed certain clinical trials and have additional clinical trials ongoing for our product candidates, we cannot be certain of the timely completion or outcome for any ongoing or future preclinical testing and studies for our other product candidates, whether the outcome of our preclinical testing will ultimately support the further development of our other product candidates or if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate safety, purity, potency or efficacy in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is over-represented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any current or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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

Before obtaining approval from regulatory authorities for the sale of any of our current or future product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety, purity, potency and efficacy of our product candidates. In addition, before we can initiate clinical development for any future preclinical product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate CMC and our proposed clinical trial protocol, as part of an IND or similar regulatory submission to foreign regulatory authorities for clinical trials outside of the United States. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any future product candidates before it allows us to initiate clinical trials under any IND or similar foreign regulatory submission, which may lead to delays or increase the costs of developing future product candidates.

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

In addition, we may make formulation or manufacturing changes to any of our current or future product candidates, in which case we may need to conduct additional preclinical studies or clinical trials to bridge our current versions of any of our current or future product candidates to earlier versions. If we are unable to conduct such studies or trials, or if we otherwise fail to adequately bridge the current versions of our product candidates to earlier versions, then we may be unable to utilize any data we have gathered from studies or trials that evaluated such earlier versions in our planned regulatory submissions, which could delay our programs. For example, in future studies of any of our current or future product candidates, we may utilize materials produced by a different third-party manufacturer than the third-party manufacturer that produced materials in our ongoing and planned studies, and we may be unable to demonstrate full comparability between lots produced by our current manufacturer and any future supplier. As a result, we may be required to gather additional data before we are able to submit a marketing application for our current or future product candidates, if ever.

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

Successful and timely completion of each clinical trial will require that we identify and enroll a specified and sufficient number of eligible patients to participate and remain in the trial until its conclusion. We may not be able to initiate or continue certain clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities outside the United States. Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and characteristics of the patient population, the process for identifying patients, the proximity and availability of clinical trial sites for prospective patients, the inclusion and exclusion criteria for the trial, the design of the clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidates being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating as well as any product candidates under development. We will be required to identify and enroll a sufficient number of patients for each of our clinical trials, obtain and maintain patient consent for each patient enrolled and monitor such patients adequately during and after treatment. Potential patients for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting, which could adversely impact the outcomes of our trials and could have safety concerns for the potential patients. Potential patients for any planned clinical trials may also not meet the entry criteria for such trials.

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

In addition, we are currently and may in the future study any of our current or future product candidates in combination with other therapies, which may exacerbate adverse events associated with such product candidate. If significant adverse events or other side effects are observed in any of our ongoing or planned clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable foreign regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and future prospects.

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

From time to time, we have and may in the future publicly disclose interim, topline or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. Interim data from clinical trials are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe, pure, potent and/or effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety, purity, potency or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

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

Disruptions at the FDA and other agencies may also prolong the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing, and subsequent reductions have occurred to, employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

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

We are dependent on third parties to assist us in conducting our clinical trials and preclinical studies. Specifically, we rely on, and intend to continue to rely on, medical institutions, clinical investigators, CROs and consultants to conduct our preclinical studies and clinical trials in accordance with our clinical protocols and applicable regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. In addition, we and our CROs are required to comply with GLP requirements, as applicable, for certain preclinical studies, as well as GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for any of our current and future clinical trials of product candidates. Regulatory authorities enforce these requirements through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators, or any of our CROs or trial sites fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our preclinical studies or clinical trials may be deemed unreliable, the statistical analysis and robustness of our datasets could be compromised, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications, if ever. Further, our clinical trials must be conducted with investigational products produced in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval process.

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

In addition, we have entered into a supply agreement with Amneal Biopharma Solutions Private Limited, a subsidiary of Amneal Pharmaceuticals, Inc. (Amneal). Pursuant to the agreement, Amneal will serve as our preferred supply partner of certain product candidates for developed markets, including the United States and Europe, and will develop, manufacture and supply certain drug substances and oral and injectable drug products for us for clinical and commercial use. We believe this agreement will provide us with sufficient capacity to satisfy our initial commercialization efforts for such current or future product candidates, if approved. Pursuant to the agreement, we will provide funding in support of the construction of two new greenfield manufacturing facilities in India, one for the manufacture of drug substances (peptide synthesis) and one for drug products (sterile fill-finish manufacturing), which Amneal will use to manufacture peptide drug substances and injectable peptide products for us, itself and its other customers. There can be no assurance that the new facilities will be completed and if completed, that the facilities will provide us with sufficient capacity to satisfy our commercialization efforts, that we will recoup the extent of our funding and investment in the new facilities, or that we or a regulator will find the facility to be in compliance with applicable regulatory or product requirements. Further, the successful completion of the facilities is subject to financial and operational risks of Amneal which is beyond our control. See the section titled “Business—Licensing, Partnerships and Collaborations” within our Annual Report for additional information.

Other than our agreement with Amneal, we do not currently have any long-term commitments or commercial supply agreements with our third-party manufacturers. We may be unable to establish any other long-term supply agreements with third-party manufacturers or to do so on acceptable terms or at all, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We currently use third-party vendors located in foreign countries to manufacture certain of our product candidates for clinical development. In 2025, the U.S. Presidential Administration announced new tariffs on certain products manufactured in China and announced and then paused, lifted or reduced tariffs on certain products manufactured in many other countries around the world. Additional tariffs may be announced in the future. In addition, the U.S. Presidential Administration has not yet imposed tariffs specifically on imported pharmaceutical products, it has indicated an intent to do so. We intend to design our clinical supply arrangements and any commercial manufacturing arrangements, including with Amneal, to be diversified across suppliers and geographies to provide flexibility and mitigate risk, including the impact of tariffs on pharmaceutical products, if any. However, there can be no assurances that we will be successful in doing so. If the manufacturing of our product candidates or any approved products requires us to pay significant tariffs, our results of operations and financial condition could be adversely affected.

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

We have entered into license and collaboration agreements, and may in the future seek to enter into collaborations, joint ventures, additional licenses and other similar arrangements for the development or, if approved, commercialization of any of our current and future product candidates due to capital costs required to develop or commercialize such product candidates or otherwise. For example, we have entered into a supply agreement with Amneal and license agreements with D&D Pharmatech Inc (D&D), and Imperial College of Science, Technology and Medicine (Imperial College) pursuant to which, for the latter two agreements, we have exclusive and worldwide rights to develop and commercialize our product candidates. For a more complete description of these agreements, see the section titled “Business—Licensing, Partnerships and Collaborations” within our Annual Report. We may not be successful in our efforts to establish or maintain collaborations because our research and development pipeline may be insufficient, future product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view any of our current or future product candidates as having the requisite potential to demonstrate safety and efficacy, or significant commercial opportunity.

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

We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data, emerge. Competitors, independently or through collaboration, are developing products that potentially directly compete with our current of future product candidates and which may be longer lasting or more efficacious, or receive FDA or other applicable regulatory approval more rapidly than any of our current or future product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other applicable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) established an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, potency and efficacy of its product.

We believe that certain of our product candidates, such as MET-097i, if approved as a biological product under a BLA, should qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors continue to develop. In addition, we are developing MET-097i in combination with MET-233i, which we believe will be regulated as a combination drug-biologic product, given that MET-233i is regulated as a small molecule and would be subject to an NDA if we pursued approval for this product candidate as a monotherapy, and MET-097i is regulated as a biologic and would be subject to a BLA if we pursued approval for this product candidate as a monotherapy. Although we believe that the combination will be subject to a BLA, if our combination drug-biologic product is approved and is deemed not eligible for 12 years of exclusivity under the BPCIA, we will be subject to competition sooner than anticipated. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

The FDA has at times determined that shortages of tirzepatide and semaglutide have existed and at other times determined that such shortages have been resolved; Even where the FDA ultimately decides to remove a product from the shortage list, this action may not clear the market of compounded versions of the product, which could present a competitive threat to us if we obtain approval for our product candidates. Moreover, even though the FDCA does not allow for compounded versions of biologics, and we expect many of our product candidates to be regulated as biologics, we could nevertheless face competition from compounded, less expensive versions of other GLP-1 products, such as tirzepatide or semaglutide.

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

In addition, employment candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with our IPO, which will expire at the close of business on July 29, 2025.

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

As of July 18, 2025, we had 104 full-time and 5 part-time employees. As our development and commercialization plans and strategies develop, and as we operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and may enter into additional collaborations or strategic partnerships with third parties that bring late-stage clinical development and commercialization expertise, infrastructure and the resources as we enter pivotal trials for any of our current or future product candidates. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation.

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

As of July 21, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, beneficially owned approximately 53.1% of our outstanding common stock. In computing the number of shares beneficially owned, shares of common stock subject to options, warrants or other rights held by this group that are currently exercisable or will become exercisable within 60 days of July 21, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. As a result, such persons, to the extent they act together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

The lock-up agreements entered into in connection with our IPO will expire at the close of business on July 29, 2025. BofA Securities, Inc., and Goldman Sachs & Co. LLC in their sole discretion, may permit our equity holders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, the shares of common stock previously subject to lock-up agreements will be eligible for sale in the public market. If our stockholders from prior to our initial public offering sell, or indicate an intention to sell, or if the market perceives that such stockholders might sell, substantial amounts of our common stock in the public market after applicable restrictions on resale lapse, the market price of our common stock could decline. As of July 21, 2025, we had outstanding a total of 105,055,538 shares of common stock. Of these shares, 17,569,444 shares of our common stock were sold in the initial public offering, substantially all of which are freely tradable, without restriction, in the public market.

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

We are currently an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2030. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

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

We are also a smaller reporting company as defined in the Exchange Act for the fiscal year ending December 31, 2025. We will lose our status as a smaller reporting company effective as of January 1, 2026. For our remaining periodic reports related to the fiscal year ending December 31, 2025, we may take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.

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

The rules and regulations applicable to public companies have substantially increased and are expected to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss and may require us to reduce expenditures in other areas of our business. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with our second annual report. When we lose our status as an “emerging growth company” and do not otherwise qualify as a non-accelerated filer, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herein
10.1†	2023 Equity Incentive Plan, as amended, and form of award agreements thereunder.					*
10.2†	Offer Letter by and between Metsera, Inc. and Matthew Lang.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METSERA, INC.

Date: July 28, 2025	By:	/s/ Christopher Whitten Bernard
Christopher Whitten Bernard
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2025	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer
(Principal Financial Officer)