Form 10-Q
period 2025-09-30
Metsera, Inc.
filed 2025-11-12
CIK 2040807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, the registrant had 105,376,189 shares of common stock outstanding.

i

INTRODUCTORY NOTE

On September 21, 2025, we entered into an Agreement and Plan of Merger (the Original Merger Agreement) with Pfizer, Inc. (Pfizer), a Delaware corporation, and Mayfair Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Pfizer, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the Effective Time), Merger Sub will merge with and into Metsera, with Metsera surviving as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. On November 7, 2025, we entered into Amendment No. 1 to the Original Merger Agreement (the Amendment) with Pfizer and Merger Sub, which amends the Original Merger Agreement (as amended, supplemented and otherwise modified from time to time, the Merger Agreement).

Under the terms of the proposed transaction, among other things, Pfizer has agreed to acquire all outstanding shares of Metsera for (A) $65.60 per share in cash plus (B) one contractual contingent value right representing the right to receive contingent payments (a CVR) in cash upon the achievement of certain specified milestones. The transaction values Metsera at a total equity value of approximately $10 billion. The boards of directors of both Metsera and Pfizer have approved the transaction. This transaction is expected to close in the last quarter of 2025, subject to regulatory approvals and other customary closing conditions.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Original Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on September 22, 2025, and incorporated herein by reference, and the Amendment, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 10, 2025, and incorporated herein by reference.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “target,” “should,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements include, but are not limited to, statements about:

•
the structure and timing of and ability to consummate the Merger;
•
any anticipated effects of the Merger’s announcement, pendency or completion on the value of our common stock;
•
our or Pfizer’s ability to obtain any required regulatory approvals in connection with the Merger;
•
any potential future costs or benefits of the Merger, including relating to expenses, restrictions on the conduct of our business, diversion of our management’s attention, ability to retain or hire employees, maintenance of relationships with collaborators, vendors and other business partners and payment of termination fees;
•
the outcome of any legal proceedings and/or regulatory actions that have been or may be instituted against us and others relating to the Merger;
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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. A summary of the material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

•
The conditions under the Merger Agreement to our and Pfizer’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.
•
The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.
•
Our stockholders may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.
•
The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completing of the Merger.
•
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•
Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.
•
We are a clinical-stage biotechnology company with a limited operating history and no history of commercializing products and have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future.
•
We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
•
To the extent the Merger is not consummated on the timelines we expect or at all, we may require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

METSERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$448,461	$352,447
Prepaid expenses and other current assets	12,949	6,686
Total current assets	461,410	359,133
Property and equipment, net	228	57
Operating lease right-of-use asset	413	1,385
Intangible assets	73,249	68,521
Goodwill	23,402	21,892
Other assets	8,942	—
Total assets	$567,644	$450,988
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$20,226	$20,837
Accrued expenses and other current liabilities	40,301	17,877
Notes payable with related parties	2,406	8,387
Due to related parties	213	392
Operating lease liabilities, current	367	714
Contingent consideration, current	44,981	19,100
Total current liabilities	108,494	67,307
Deferred tax liabilities	8,316	7,780
Operating lease liabilities, noncurrent	64	701
Contingent consideration, noncurrent	113,580	87,850
Total liabilities	230,454	163,638
Redeemable convertible preferred stock, par value $0.00001 per share:
Series Seed redeemable convertible preferred stock: no shares and 36,599,998 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 36,599,998 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Liquidation value of $54,900 at December 31, 2024)	—	54,815
Series A redeemable convertible preferred stock: no shares and 79,999,993 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 79,999,993 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (Liquidation value of $240,000 at December 31, 2024)	—	239,752
Series A-1 redeemable convertible preferred stock: no shares and 9,696,970 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 9,696,970 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (Liquidation value of $32,000 at December 31, 2024)	—	31,931
Series B redeemable convertible preferred stock: no shares and 42,658,718 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 42,658,718 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (Liquidation value of $215,000 at December 31, 2024)	—	214,359
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, par value $0.00001 per share: 10,000,000 shares and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Common stock, par value $0.00001 per share: 800,000,000 and 72,348,953 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 105,152,658 and 15,368,385 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	1	—
Additional paid-in capital	845,316	2,479
Accumulated other comprehensive income (loss)	10,554	1,160
Accumulated deficit	(518,681)	(257,146)
Total stockholders’ equity (deficit)	337,190	(253,507)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$567,644	$450,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Acquired in-process research and development	$—	$—	$—	$90
Research and development	63,684	29,932	181,381	68,600
General and administrative	15,034	7,341	35,119	17,059
Change in fair value of contingent consideration	43,365	73,992	56,515	74,584
Total operating expenses	122,083	111,265	273,015	160,333
Loss from operations	(122,083)	(111,265)	(273,015)	(160,333)
Other income (expense):
Interest expense	(8)	(79)	(148)	(106)
Foreign exchange gain (loss)	1,023	(95)	(3,524)	(113)
Interest income	4,836	1,401	15,152	3,357
Loss before income taxes	(116,232)	(110,038)	(261,535)	(157,195)
Income tax benefit	—	390	—	939
Net loss	$(116,232)	$(109,648)	$(261,535)	$(156,256)
Net loss per share of common stock, basic and diluted	$(1.11)	$(7.56)	$(2.76)	$(10.98)
Weighted-average shares of common stock outstanding, basic and diluted	105,030,422	14,503,372	94,879,307	14,232,399

Comprehensive loss:
Net loss	$(116,232)	$(109,648)	$(261,535)	$(156,256)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,007)	4,345	9,394	3,820
Total other comprehensive income (loss)	(3,007)	4,345	9,394	3,820
Comprehensive loss	$(119,239)	$(105,303)	$(252,141)	$(152,436)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2024	168,955,679	$540,857	15,368,385	$—	$2,479	$1,160	$(257,146)	$(253,507)
Conversion of redeemable convertible preferred stock	(168,955,679)	(540,857)	71,904,475	1	540,856	—	—	540,857
Issuance of common stock upon initial public offering, net of offering costs	—	—	17,569,444	—	288,411	—	—	288,411
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,610	—	—	—	—	—
Exercise of common stock options	—	—	5,319	—	19	—	—	19
Stock-based compensation expense	—	—	—	—	2,088	—	—	2,088
Foreign currency translation adjustment	—	—	—	—	—	4,107	—	4,107
Net loss	—	—	—	—	—	—	(76,588)	(76,588)
Balance at March 31, 2025	—	$—	104,870,233	$1	$833,853	$5,267	$(333,734)	$505,387
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,608	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,266	—	—	4,266
Foreign currency translation adjustment	—	—	—	—	—	8,294	—	8,294
Net loss	—	—	—	—	—	—	(68,715)	(68,715)
Balance at June 30, 2025	—	$—	104,892,841	$1	$838,119	$13,561	$(402,449)	$449,232
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	22,609	—	—	—	—	—
Exercise of common stock options	—	—	237,208	—	456	—	—	456
Stock-based compensation expense	—	—	—	—	6,741	—	—	6,741
Foreign currency translation adjustment	—	—	—	—	—	(3,007)	—	(3,007)
Net loss	—	—	—	—	—	—	(116,232)	(116,232)
Balance at September 30, 2025	—	$—	105,152,658	$1	$845,316	$10,554	$(518,681)	$337,190

	Redeemable					Accumulated
	convertible				Additional	other		Total
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity (deficit)
Balance at December 31, 2023	66,266,662	$143,683	13,831,417	$—	$85	$2,752	$(48,019)	$(45,182)
Issuance of Series A convertible preferred stock, net of issuance costs	14,499,999	43,387	—	—	—	—	—	—
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	478,777	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	(631)	—	(631)
Net loss	—	—	—	—	—	—	(19,880)	(19,880)
Balance at March 31, 2024	80,766,661	$187,070	14,310,194	$—	$164	$2,121	$(67,899)	$(65,614)
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	148,510	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	381	—	—	381
Foreign currency translation adjustment	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	(26,728)	(26,728)
Balance at June 30, 2024	80,766,661	$187,070	14,458,704	$—	$545	$2,227	$(94,627)	$(91,855)
Issuance of Series A convertible preferred stock, net of issuance costs	35,833,330	107,497	—	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock, net of issuance costs	9,696,970	31,931	—	—	—	—	—	—
Issuance of common stock under equity incentive plans related to vesting of restricted stock units	—	—	126,344	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	449	—	—	449
Foreign currency translation adjustment	—	—	—	—	—	4,345	—	4,345
Net loss	—	—	—	—	—	—	(109,648)	(109,648)
Balance at September 30, 2024	126,296,961	$326,498	14,585,048	$—	$994	$6,572	$(204,275)	$(196,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

METSERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(261,535)	$(156,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	28	7
Non-cash interest expense	8	106
Stock-based compensation expense	13,095	909
Change in fair value of contingent consideration	56,515	74,584
Income tax benefit	—	(939)
Non-cash lease expense	(12)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,255)	(1,775)
Other assets	(8,942)	—
Accounts payable	(619)	7,195
Accrued expenses and other liabilities	22,232	12,093
Due to related parties	(125)	411
Payment of contingent consideration	(9,444)	—
Net cash used in operating activities	(195,054)	(63,665)
Investing activities:
Purchase of property and equipment	(198)	(42)
Net cash used in investing activities	(198)	(42)
Financing activities:
Proceeds from the sale of convertible preferred stock, net of offering costs paid	—	182,815
Proceeds from the sale of common stock in initial public offering, net of offering costs paid	288,411	—
Proceeds from the exercise of common stock options	474	—
Settlement of deferred payment related to the acquisition of Zihipp, Ltd.	—	(515)
Payment of contingent consideration	(1,383)	(6,264)
Net cash provided by financing activities	287,502	176,036
Effect of exchange rates on cash and cash equivalents	3,764	70
Net increase in cash and cash equivalents	96,014	112,399
Cash and cash equivalents, beginning of the period	352,447	75,195
Cash and cash equivalents, end of the period	$448,461	$187,594
Supplemental cash flow disclosures:
Cash paid for interest	$207	$—
Supplemental non-cash financing activities:
Issuance of common stock upon conversion of convertible preferred stock	$540,856	$—
Issuance of related party note to settle contingent consideration	$2,398	$5,925

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

The Merger

On September 21, 2025, we entered into an Agreement and Plan of Merger (the Original Merger Agreement) with Pfizer, Inc. (Pfizer), a Delaware corporation, and Mayfair Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Pfizer, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the Effective Time), Merger Sub will merge with and into Metsera, with Metsera surviving as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. On November 7, 2025, we entered into Amendment No. 1 to the Original Merger Agreement (the Amendment) with Pfizer and Merger Sub, which amends the Original Merger Agreement (as amended, supplemented and otherwise modified from time to time, the Merger Agreement).

Under the terms of the proposed transaction, among other things, Pfizer has agreed to acquire all outstanding shares of Metsera for (A) $65.60 per share in cash plus (B) one contractual contingent value right representing the right to receive contingent payments (a CVR) in cash upon the achievement of certain specified milestones. The boards of directors of both Metsera and Pfizer have approved the transaction. This transaction is expected to close in the last quarter of 2025, subject to regulatory approvals and other customary closing conditions.

Liquidity and Risk

We incurred losses and negative operating cash flows since our inception and have an accumulated deficit of $518.7 million as of September 30, 2025. During the three and nine months ended September 30, 2025, we incurred a net loss of $116.2 million and $261.5 million, respectively, and for the nine months ended September 30, 2025, we had negative operating cash flows of $195.1 million. We anticipate incurring additional losses until such time, if ever, that we can generate significant sales of our product candidates currently in development. Substantial additional financing will be needed to fund our operations and to commercially develop our product candidates, if approved. No assurance can be given that any such financing will be available when needed or that our research and development efforts will be successful.

Since our inception in June 2022, we have funded our operations through the issuance of shares of our redeemable convertible preferred stock, convertible notes in private placements and common stock issued during our IPO completed in February 2025. As of September 30, 2025, we had cash and cash equivalents of $448.5 million. We believe the available cash and cash equivalents as of September 30, 2025, will enable us to fund our operating expense and capital expenditure requirements through at least 12 months from the issuance date of these financial statements.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our unaudited condensed consolidated financial statements include those of Metsera, Inc. and its wholly owned subsidiaries, Zihipp Ltd. and Zihipp Inc. (collectively, Zihipp) that were acquired in September 2023 (refer to Note 3, Acquisition of Zihipp Ltd.). All significant intercompany account balances and transactions have been eliminated upon consolidation.

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

These unaudited condensed consolidated financial statements have been prepared on the same basis as, and should be read in conjunction with, our audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024 (our Annual Report), as filed with the SEC on March 26, 2025. In the opinion of management, our unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025, are not considered necessarily indicative of the results that may be expected for the year ending December 31, 2025, for any other interim period or for any other future year.

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

The table below summarizes the significant expense categories regularly reviewed by our CODM for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Research and Development Programs:
MET-097i	$25,618	$11,376	$71,080	$20,221
MET-233i	9,884	4,054	30,449	10,739
Oral peptide platform	4,458	6,570	22,560	17,919
Additional key pipeline combinations with GLP-1 RA + amylin agonism	3,501	1,310	11,328	3,174
Development and discovery infrastructure	20,223	6,622	45,964	16,547
Personnel	4,516	1,357	10,075	2,951
Stock-based compensation included within general and administrative expenses	3,639	163	7,258	318
Professional fees and other	6,879	5,821	17,786	13,790
Acquired in-process research and development	—	—	—	90
Change in fair value of contingent consideration	43,365	73,992	56,515	74,584
Interest income	(4,836)	(1,401)	(15,152)	(3,357)
Other expense, net(a)	(1,015)	174	3,672	219
Loss before income taxes	116,232	110,038	261,535	157,195
Income tax benefit	—	(390)	—	(939)
Segment net loss	116,232	109,648	261,535	156,256
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$116,232	$109,648	$261,535	$156,256

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

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares of common stock outstanding, as they would be anti-dilutive:

	As of September 30,
	2025	2024
Redeemable convertible preferred stock outstanding[1]	—	126,296,961
Unvested restricted stock awards outstanding	140,088	1,267,881
Stock options outstanding	12,220,686	6,373,042
	12,360,774	133,937,884

1Amounts in the above table reflect redeemable convertible preferred stock outstanding as of September 30, 2024. These shares were converted on a 2.349723-for-1 basis immediately prior to the IPO. Refer to Note 8, Convertible Preferred Stock and Stockholders’ Equity (Deficit), for additional information on conversion.

Income Taxes

We had no income tax benefit or expense for the three and nine months ended September 30, 2025. We had an income tax benefit of $0.4 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. We continue to have a full valuation allowance for substantially all of our net deferred tax assets in the U.S. The tax benefit related to the three and nine months ended September 30, 2024, was the result of the net operating losses in the U.K. for the period for which a deferred tax asset was created and netted against the indefinite-lived deferred tax liability established upon the Zihipp acquisition in September 2023 as we expect the deferred tax liability will be a source of taxable income for purposes of determining the realization of the deferred tax asset related to net operating losses in the U.K. which have an unlimited carryforward.

The One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. on July 4, 2025. The OBBBA legislation provides for the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, revisions to the international tax framework and the reinstatement of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in future periods. Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. We are in the process of evaluating the legislation, however, it did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2025, as we maintain a valuation allowance against substantially all of our net deferred tax assets.

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

The acquisition of Zihipp involved upfront and deferred cash payments totaling $34.3 million and contingent consideration with an estimated fair value of $42.9 million at the time of acquisition. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture (JV) milestone payments as well as royalties on net product sales and out-licensed intellectual property. Under the terms of the agreement, we are obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena LLC. In September 2025 the sublicense agreement between Zihipp and SanPlena LLC was terminated and the members of SanPlena LLC have executed a written consent to wind down SanPlena LLC. Therefore, no JV milestone payments will be payable.

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

As a result of certain development milestones being achieved in previous periods or in the current period under the agreement, we paid $2.5 million and $11.0 million during the three and nine months ended September 30, 2025, respectively. The payments related to the nine months ended September 30, 2025, were comprised of cash consideration of $2.5 million and notes payable to related parties with principal balances of $8.3 million and accrued interest through the payment date of $0.2 million. In addition, as of September 30, 2025, we had notes payable to former Zihipp Ltd. shareholders with principal balances of $2.4 million and accrued interest of $7.9 thousand. For additional information related to our acquisition of Zihipp, please refer to Note 4, Acquisition of Zihipp Ltd., to our audited consolidated financial statements included in our Annual Report.

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

Upon execution of the agreement, we were required to pay D&D an upfront fee of $10.0 million. Additionally, we are also required to make payments to D&D up to an aggregate of $123.0 million upon the achievement of various development and regulatory milestones, up to an aggregate of $337.5 million in commercial milestones and low-single to low double digit royalties on net product sales of the licensed technology. We are eligible to receive non-royalty sublicense income and the contingent payments under the agreement are structured as loan notes with 12 months’ interest.

During the three months ended September 30, 2025, we made no payments under the D&D agreements. During the nine months ended September 30, 2025, we made a payment of $2.0 million related to certain development milestones that were achieved under the D&D agreements in November 2024 that was previously recognized within research and development expense within our statement of operations and comprehensive loss for the year ended December 31, 2024, as well as within other current liabilities in our balance sheet as of December 31, 2024. No additional milestones were achieved under the License Agreement during the three and nine months ended September 30, 2025. No milestones were achieved or payments made during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, we recognized $1.1 million and $3.4 million, respectively, for full-time employee (FTE) expenses and the cost of reagents and raw materials related to Neuraly. During the three and nine months ended September 30, 2024, we recognized $2.0 million and $6.0 million, respectively, for full-time employee (FTE) expenses and the cost of reagents and raw materials related to Neuraly. In addition, during the nine months ended September 30, 2024, we recognized acquired in-process research and development expense of $0.1 million in connection with the upfront payments for the license acquired in the accompanying consolidated statements of operations and comprehensive loss. No amounts of acquired in-process research and development were recognized in the three and nine months ended September 30, 2025 or in the three months ended September 30, 2024.

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

Pursuant to the Imperial Agreement, Imperial is eligible to receive up to £20.5 million (approximately $27.5 million at an exchange rate of 1.34 as of September 30, 2025) upon the achievement of certain development and regulatory milestones primarily based on the initiation of clinical trial phases and regulatory approval. In addition, we are obligated to pay Imperial low-single digit percentage royalties on net sales on a country-by-country and product-by-product basis and mid-single digit to mid-teen percentage of net receipts from sublicenses. In addition, we are obligated to reimburse Imperial for annual patent related costs incurred related to the licensed technology.

No development milestones related to the Imperial Agreement were achieved during the three and nine months ended September 30, 2025 and 2024 and as such, no amounts were included in research and development or accrued expenses and other current liabilities for the comparative periods. For additional information related to our agreement with Imperial, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

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

During the three and nine months ended September 30, 2025, we recorded $7.3 million and $8.9 million related to the construction of the New Facility, which was included in other assets within our condensed consolidated balance sheets as of September 30, 2025. For additional information related to our agreements with Amneal, please refer to Note 8, Licensing Agreements, to our audited consolidated financial statements included in our Annual Report.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money Market Funds	$57,769	$—	$—	$57,769
Certificates of Deposit	—	25,000	—	25,000
Total Assets	$57,769	$25,000	$—	$82,769
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$158,561	$158,561
Total liabilities	$—	$—	$158,561	$158,561

	As of December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market funds	$55,954	$—	$—	$55,954
Certificates of deposit	—	100,000	—	100,000
Total assets	$55,954	$100,000	$—	$155,954
Liabilities:
Contingent consideration - current and noncurrent	$—	$—	$106,950	$106,950
Total liabilities	$—	$—	$106,950	$106,950

We have not recognized any impairments of our assets measured and carried at fair value during the three and nine months ended September 30, 2025. There have been no changes in valuation techniques, inputs utilized or transfers between fair value measurement levels in the periods presented. Our certificates of deposit are held at amortized cost which approximate their fair value based on Level 2 inputs due to their short-term nature.

As of September 30, 2025, our contingent consideration liabilities represented our only Level 3 assets or liabilities carried at fair market value. Changes in the fair value remeasurement of our contingent consideration liabilities can result from changes in one or multiple inputs, including adjustments to discount rates, changes in the expected achievement or timing of any development, regulatory, commercial or royalty-based milestones, changes in the amount or timing of expected future net cash flows, changes in the probability or timing of certain events. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market. The following table provides a roll forward of our total contingent consideration liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2025 and 2024:

	Contingent
(In thousands)	consideration	Total
Balance at December 31, 2024	$106,950	$106,950
Change in fair value	56,515	56,515
Settlements	(4,904)	(4,904)
Balance at September 30, 2025	$158,561	$158,561

	Contingent
(In thousands)	consideration	Total
Balance at December 31, 2023	$45,800	$45,800
Change in fair value	74,584	74,584
Settlements	(12,189)	(12,189)
Balance at September 30, 2024	$108,195	$108,195

Contingent Consideration

Contingent consideration represents future potential milestone and royalty payment obligations in connection with the acquisition of Zihipp. At the time of achievement of certain milestones, payments of contingent consideration can be made in cash or notes payable can be issued for future payments that accrue interest based on the terms and conditions within the agreement. The fair value of the contingent consideration totaled $42.9 million at the time of acquisition and was estimated based on the probability of milestone achievement and an estimated discount rate. Refer to Note 3, Acquisition of Zihipp Ltd., for additional information on the contingent consideration payments made during three and nine months ended September 30, 2025.

The change in fair value in contingent consideration during the three and nine months ended September 30, 2025, was primarily attributable to increases in the probability of achievement of various milestones. The change in fair value in contingent consideration during the year ended December 31, 2024, was primarily attributable to the pursuit of a new product, increase in the probability of success as well as the time value and related accretion.

The following table includes quantitative information about the significant unobservable inputs for the components of the our contingent consideration liabilities as of the periods indicated:

	September 30,	December 31,
	2025	2024
Development Milestones
Probability of achievement	17.9% - 100.0%	n/a - 75.0%
Discount rate	9.4% - 9.6%	9.0% - 9.5%
Expected years until payment	0.2 - 3.7	0.8 - 4.1
Regulatory Milestones
Probability of achievement	1.2% - 71.3%	2.4% - 56.3%
Discount rate	9.5% - 10.2%	9.2% - 10.2%
Expected years until payment	2.1 - 7.2	2.5 - 7.6
Commercial Milestones
Probability of achievement	11.9% - 67.7%	14.4% - 53.4%
Discount rate	9.5% - 10.0%	9.4% - 10.0%
Expected years until payment	3.1 - 6.2	3.5 - 6.6
Royalties on Net Sales
Probability of achievement	0.3% - 28.9%	2.0% - 33.0%
Discount rate	9.6% - 11.5%	9.5% - 11.8%
Expected years until payment	3.5 - 19.5	4.3 - 20.3

6. Balance Sheet Components

Prepaid expenses and other current assets consist of the following:

	As of
	September 30,	December 31,
(In thousands)	2025	2024(a)
Prepaid research and development costs	$9,712	$1,690
Deferred financing fees	—	3,046
Prepaid insurance	509	63
Other prepaid expenses	437	303
Other current assets	2,291	1,584
Total prepaid expenses and other current assets	$12,949	$6,686

(a) Certain prior period amounts have been reclassified to conform with current period presentation.

Accrued expenses and other current liabilities consist of the following:

	As of
	September 30,	December 31,
(In thousands)	2025	2024
Employee compensation and related benefits	$11,198	$5,815
Research and development	25,253	9,680
Professional services and other general and administrative	3,440	1,972
Deferred tax credits	410	410
Total accrued expenses and other current liabilities	$40,301	$17,877

7. Commitments and Contingencies

Litigation

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Except as described below, we were not subject to any material legal proceedings as of September 30, 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Litigation Related to the Merger

As of the date hereof, Metsera has received demand letters from purported stockholders, and complaints have been filed in the New York Supreme Court by purported stockholders against Metsera, alleging deficiencies and/or omissions in the proxy statement that Metsera filed on October 17, 2025. See Hamilton v. Metsera, Inc., et al., No. 659304/2025; Johnson v. Metsera, Inc., et al., No. 659274/2025; Lacoff v. Bernard, et al., No. 74603/2025. The complaints seek an injunction of the transaction, declaratory relief, actual and punitive damages, attorneys’ fees and expenses, expert fees and other expenses, and other relief the Court may find just and proper. Metsera believes that the allegations in these demand letters and complaints are without merit.

Potential plaintiffs may file additional lawsuits or send additional demand letters in connection with the Merger. The outcome of any future litigation is uncertain. Such litigation, if not resolved, could prevent or delay consummation of the Merger and result in substantial costs to Metsera including any costs associated with the indemnification of directors and officers. One of the conditions to the consummation of the Merger is that no legal restraints preventing or prohibiting the consummation of the Merger shall be in effect at the time of Closing. Therefore, if a plaintiff were successful in obtaining an injunction prohibiting the consummation of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being consummated, or from being consummated within the expected time frame.

On October 31, 2025, Pfizer filed a five-count Complaint in the Delaware Court of Chancery against the Company, Novo Nordisk A/S (which we refer to as “Novo Nordisk”), NN US Invest, Inc., Novo Nordisk US Research Investment Holdings, Inc. (which we refer to together with Novo Nordisk and NN US Invest, Inc. as the “Novo Nordisk Defendants”), and our board of directors. See Pfizer v. Metsera, Inc., et al., 2025-1259-MTZ. The Complaint seeks declaratory judgments regarding the interpretation of certain terms in the Merger Agreement. The Complaint asserts a claim for breach of the Merger Agreement against the Company; asserts a claim of tortious interference against the Novo Nordisk Defendants; and asserts a claim of breach of fiduciary duty by the Company’s board of directors. The Complaint seeks declaratory relief, specific performance, injunctive relief, costs and expenses, and any other relief the Court deems just and proper. On the same day, Pfizer also filed a motion seeking a Temporary Restraining Order (which we refer to as the “TRO” or “TRO motion”) to stop the termination of the Merger Agreement. On November 3, 2025, the Company and Novo Nordisk filed separate briefs opposing the TRO. On November 4 and 5, 2025, the Court held telephonic hearings regarding the TRO motion. At the conclusion of the November 5, 2025 hearing, the Court ruled from the bench in favor of the Company and denied the TRO. Metsera and our board deny the claims in this Complaint as to them, and believe that the allegations therein with respect to Metsera and our board are covered by releases contained in the Amendment.

On November 3, 2025, Pfizer filed a four-count Complaint in the United States District Court for the District of Delaware against the Company, the Novo Nordisk Defendants, ARCH Venture Fund XII, L.P., ARCH Venture Fund XIII, L.P., Validae Health, L.P., and Population Health Partners GP, LLC. See Pfizer Inc. v. Novo Nordisk A/S, et al., 25-cv-01339. The Complaint asserts claims against all defendants for unlawful conspiracy under Section 1 of the Sherman Act and for conspiracy to monopolize in violation of Section 2 of the Sherman Act for the Novo Nordisk transaction; asserts a claim for attempted monopolization in violation of Section 2 of the Sherman Act against the Novo Nordisk Defendants; and asserts a claim for unlawful merger in violation of Section 7 of the Clayton Act against the Novo Nordisk Defendants and the Company. The Complaint seeks injunctive relief and damages on all counts, treble damages, pre- and post-judgment interest, attorneys’ fees and costs, and any other relief that the Court deems just and proper. Metsera and our board deny the claims in this Complaint as to them, and believe that the allegations therein with respect to Metsera, ARCH Venture Fund XII, L.P., ARCH Venture Fund XIII, L.P., Validae Health, L.P., and Population Health Partners GP, LLC are covered by releases contained in the Amendment.

Indemnification

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with officers and members of the Board that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. As of September 30, 2025 and December 31, 2024, we had not experienced any losses related to these indemnification obligations and no claims with respect thereto were outstanding.

Contingent Consideration

In connection with the acquisition of Zihipp the Company is subject to contingent milestone payments and future royalty payments on net product sales. Refer to Note 3, Acquisition of Zihipp Ltd., for additional information on the contingent consideration payments made during three and nine months ended September 30, 2025.

Obligations Contingent upon the Merger

We may be obligated to make significant contingent payments upon the consummation of the Merger. As the Merger was not deemed to be probable of being achieved as of September 30, 2025, we have not accrued any liabilities related to such contingent obligations in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

Immediately prior to the closing of the IPO all of our outstanding shares of convertible preferred stock were converted on a 2.349723-for-1 basis into an aggregate of 71,904,475 shares of common stock. As of September 30, 2025, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding. The following table depicts the conversion of convertible preferred stock to common stock prior to the closing of the IPO.

	Authorized	Issued and outstanding	Carrying value	Liquidation value	Common stock issued upon conversion
Class
Series Seed	36,599,998	36,599,998	$54,815	$54,900	15,576,298
Series A	79,999,993	79,999,993	239,752	240,000	34,046,558
Series A-1	9,696,970	9,696,970	31,931	32,000	4,126,854
Series B	42,658,718	42,658,718	214,359	215,000	18,154,765
	168,955,679	168,955,679	$540,857	$541,900	71,904,475

Preferred Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 10,000,000 authorized shares of preferred stock, par value $0.00001 per share, all of which shares of preferred stock are undesignated. Our board of directors or any authorized committee thereof is expressly authorized, without further action by our stockholders, to issue such shares of preferred stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges and restrictions of preferred stock. There were no issued and outstanding shares of preferred stock as of September 30, 2025 and December 31, 2024.

Common Stock

Pursuant to the terms of the amended and restated certificate of incorporation, we have 800,000,000 authorized shares of common stock, par value $0.00001 per share. There were 105,152,658 and 15,368,385 shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

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

9. Stock-based Compensation

Equity Incentive Plans

In the first quarter of 2025, we adopted the 2025 Incentive Award Plan (the 2025 Plan), in order to facilitate the issuance of stock-based compensation awards and cash-based performance bonus awards to attract, retain and motivate selected employees, consultants and directors. Concurrently, we adopted and the stockholders approved the 2025 Employee Stock Purchase Plan (the ESPP), which became effective upon the day prior to the first public trading date of the Company's common stock. The ESPP provides employees with an opportunity to acquire shares of common stock at a discounted price. No awards have been granted under the ESPP as of September 30, 2025.

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

Stock-based Compensation

We recorded stock-based compensation expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$3,102	$286	$5,837	$591
General and administrative	3,639	163	7,258	318
Total stock-based compensation expense	$6,741	$449	$13,095	$909

Stock Options

Our stock options vest based on the terms in each award agreement, which is generally four years and have a contractual term of ten years. The following table summarizes the stock option activity for the periods indicated:

		Weighted	Weighted
		average	average
	Number	exercise	remaining	Aggregate
	of	price	contractual	intrinsic value
	shares	per share	term (years)	(in millions)
Outstanding at December 31, 2024	8,753,069	$4.50	9.4	$32.2
Granted	3,899,809	$26.81
Exercised	(242,527)	$1.96
Forfeited	(189,665)	$13.55
Outstanding at September 30, 2025	12,220,686	$11.53	9.0	$498.6
Vesting and exercisable at September 30, 2025	2,870,890	$5.43	8.6	$134.6

The weighted-average grant date fair value of options granted was $20.05 and $2.87 per share for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was $88.7 million which we expect to recognize over a weighted-average period of approximately 3.3 years. Stock options granted during the nine months ended September 30, 2025, were inclusive of our annual long-term incentive awards, which were granted in May 2025.

The grant date fair value of each option grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	For the nine months ended September 30,
	2025	2024
Expected term (in years)	6.0	6.1
Expected volatility	87.0%	81.5%
Risk-free interest rate	4.1%	3.9%
Expected dividend yield	0.0%	0.0%

Performance-based Stock Options

The table above includes 17,023 option awards that were forfeited during the nine months ended September 30, 2025, related to a non-employee. Vesting of the award was contingent upon meeting certain performance milestones that was not met during the vesting period. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest. As the award was never probable of vesting, no expense was recognized.

Restricted Stock

Upon approval by the board of directors, certain employees and advisors have purchased restricted shares of common stock. These shares of restricted stock are subject to repurchase rights. Accordingly, we have recorded the proceeds from the issuance of restricted stock as a liability in the balance sheets included as a component of accrued expenses or other long-term liabilities based on the scheduled vesting dates. The restricted stock liability is reclassified into stockholders’ equity (deficit) as the restricted stock vests. A summary of the status of and changes in unvested restricted stock as of September 30, 2025, was as follows:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	shares	Per Share
Unvested Restricted Common Stock as of December 31, 2024	207,915	$0.0001
Vested	(67,827)	$0.0001
Forfeitures	—	$—
Unvested Restricted Common Stock as of September 30, 2025	140,088	$0.0001

As of September 30, 2025 unrecognized stock-based compensation expense related to our unvested restricted stock awards was de minimis.

10. Related Party Transactions

Due to Validae Health, L.P. and Population Health Partners, L.P.

We have a services arrangement with Validae Health, L.P., an Affiliate of Population Health Partners, L.P. (Validae Health) and significant stockholder of Metsera, pursuant to which Validae Health provides business development, clinical development, commercialization, strategic, administrative and related services to the Company in exchange for (i) the reimbursement of out-of-pocket expenses incurred by Validae Health in connection with the provision of such services and (ii) the reimbursement of allocable overhead costs incurred by Validae Health in connection with the provision of such services, including compensation costs of employees of Validae Health based on the percentage of business time and effort dedicated to us, in all cases plus an administrative margin of 10%. In addition, prior to October 2024, Validae Health also received a monthly administrative fee (the Validae Services Arrangement). The amounts due to Validae Health that are included within the caption due to related parties in our accompanying condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were $0.2 million and $0.4 million, respectively.

For the three months ended September 30, 2025, we recognized $0.6 million of general and administrative expense and $0.1 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2025, we recognized $2.3 million of general and administrative expense and $0.3 million of research and development expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

For the three and nine months ended September 30, 2024, we recognized $1.9 million and $5.9 million of general and administrative expense and $0.6 million and $1.9 million of research and development expense, respectively, in our accompanying condensed consolidated statements of operations and comprehensive loss.

Services Agreement with Civia Health, LLC

In August 2025, we entered into a service agreement with Civia Health, LLC, or Civia, pursuant to which Civia has agreed to provide clinical trial management and site management services to us. Civia is controlled by an affiliate of Validae. The services agreement will continue in effect until the later of August 20, 2030 or the completion date of all services agreed between the parties. We may terminate at any time upon 60 days’ prior written notice. Civia may not terminate the agreement without cause. In connection with entering into this agreement, we were required to pay Civia an upfront payment of approximately $6.0 million, which is expected to be utilized in return for future services over the course of the agreement and $1.4 million of which is non-refundable. There were no amounts recognized in accompanying condensed consolidated statements of operations and comprehensive loss during the three and nine months ended September 30, 2025.

Due to Zihipp Ltd. Shareholders

As a result of certain development milestones being achieved in previous periods or in the current period under the agreement, we paid $2.5 million and $11.0 million during the three and nine months ended September 30, 2025, respectively. The payments related to the nine months ended September 30, 2025, were comprised of cash consideration of $2.5 million and notes payable to related parties with principal balances of $8.3 million and accrued interest through the payment date of $0.2 million. In addition, as of September 30, 2025, we had notes payable to former Zihipp Ltd. shareholders with principal balances of $2.4 million and accrued interest of $7.9 thousand. As of December 31, 2024, we had notes payable to former Zihipp shareholders with principal balances of $8.3 million and accrued interest of $0.1 million.

ARCH Venture Partners

During the nine months ended September 30, 2025, we received approximately $40.0 million in net proceeds upon issuing 2,222,222 shares of our common stock during our IPO to ARCH Venture Partners, a significant shareholder of the Company. There were no such issuances during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, we received $45.0 million upon issuing 15,000,000 shares of its Series A preferred stock to ARCH Venture Partners. These shares were converted on a 2.349723-for-1 basis immediately prior to the IPO. Refer to Note 8, Convertible Preferred Stock and Stockholders’ Equity (Deficit), for additional information on conversion.

11. Subsequent Events

Amendment to the Merger Agreement

On September 21, 2025, we entered into an Agreement and Plan of Merger (the Original Merger Agreement) with Pfizer, Inc. (Pfizer), a Delaware corporation, and Mayfair Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Pfizer, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the Effective Time), Merger Sub will merge with and into Metsera, with Metsera surviving as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. On November 7, 2025, we entered into Amendment No. 1 to the Original Merger Agreement (the Amendment) with Pfizer and Merger Sub, which amends the Original Merger Agreement (as amended, supplemented and otherwise modified from time to time, the Merger Agreement). Under the terms of the proposed transaction, among other things, Pfizer has agreed to acquire all outstanding shares of Metsera for (A) $65.60 per share in cash plus (B) one contractual contingent value right representing the right to receive contingent payments (a CVR) in cash upon the achievement of certain specified milestones.

The foregoing description of the Merger Agreement and the transactions contemplated thereunder is not complete and is qualified in its entirety by reference to the Original Merger Agreement, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on September 22, 2025, and incorporated herein by reference, and the Amendment, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 10, 2025, and incorporated herein by reference.

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

The Merger

On September 21, 2025, we entered into an Agreement and Plan of Merger (the Original Merger Agreement) with Pfizer, Inc. (Pfizer), a Delaware corporation, and Mayfair Merger Sub, Inc. (Merger Sub), a Delaware corporation and a wholly owned subsidiary of Pfizer, pursuant to which, and on the terms and subject to the conditions thereof, at the effective time of the Merger (the Effective Time), Merger Sub will merge with and into Metsera, with Metsera surviving as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. On November 7, 2025, we entered into Amendment No. 1 to the Original Merger Agreement (the Amendment) with Pfizer and Merger Sub, which amends the Original Merger Agreement (as amended, supplemented and otherwise modified from time to time, the Merger Agreement).

Under the terms of the proposed transaction, among other things, Pfizer has agreed to acquire all outstanding shares of Metsera for (A) $65.60 per share in cash plus (B) one contractual contingent value right representing the right to receive contingent payments (a CVR) in cash upon the achievement of certain specified milestones. The transaction values Metsera at a total equity value of approximately $10 billion. The boards of directors of both Metsera and Pfizer have approved the transaction. This transaction is expected to close in the last quarter of 2025, subject to regulatory approvals and other customary closing conditions. Following the Merger, if consummated, Metsera would no longer be a publicly-traded company.

Key Business Developments

Below is a summary of certain events during our third fiscal quarter ended September 30, 2025, and anticipated milestones. Additional information about our business, our products, and our product candidates is included in Part I. Item 1., “Business” included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2025, and above under the section entitled “Our Programs.”

MET-097i: Delivered positive Phase 2b VESPER-1 and interim VESPER-3 results including 14.1% weight loss at 28 weeks and potentially class-leading tolerability with simplified titration; Phase 3 initiation on track for late 2025.

•
The VESPER program includes three ongoing Phase 2b trials designed to further evaluate the differentiated profile of MET-097i and enable rapid transition into Phase 3 clinical trials.

•
In September, we presented positive topline data from VESPER-1 and positive data from a planned interim analysis for tolerability of VESPER-3, confirming the potential of MET-097i as a first- and best-in-class ultra-long acting nutrient-stimulated hormone analog, delivering competitive efficacy with category-leading scalability, tolerability, and convenience and enabling the advance of MET-097i into Phase 3 clinical trials.
•
In VESPER-1, MET-097i demonstrated mean placebo-subtracted weight loss up to 14.1% after 28 weeks. An exploratory analysis of the weekly dosing phase of the study extension of VESPER-1 at 36 weeks demonstrated substantial continued weight loss, highlighting that no plateau had been reached.
•
MET-097i demonstrated placebo-like tolerability at a starting dose of 0.4 mg across multiple arms in both trials and the potential for class-leading tolerability with one- or two-step titration.
•
In the VESPER-3 trial arm that titrated from 0.4 mg to 0.8 mg to 1.2 mg over 12 weeks, there was no risk difference from placebo in diarrhea, a 13% risk difference from placebo for nausea, and 11% for vomiting.

Business Overview

Since our inception, we have devoted substantially all of our resources to building our organization, including an acquisition, raising capital, researching, discovering and developing potential drug candidates, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials, organizing and staffing our company, business planning and providing general and administrative support for these operations. During the three and nine months ended September 30, 2025, our net losses totaled $116.2 million and $261.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $518.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and, to a lesser extent, from general and administrative costs associated with our operations. Prior to our IPO, we historically funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock and convertible notes in private placements. Through September 30, 2025, we raised aggregate net proceeds of approximately $824.3 million from the issuance and sale of shares of our Series Seed, Series A, Series A-1 and Series B convertible preferred stock, the issuance of a convertible promissory note and our IPO.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of the date of this Quarterly Report will be sufficient to fund our projected operating expenses, working capital and capital expenditure needs through at least 12 months from the issuance date of these financial statements. We have based this estimate on our current assumptions, which may prove to be wrong, and we may exhaust our available capital resources sooner than we expect.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facilities related expenses not included in research and development expense, legal fees related to intellectual property and corporate matters, expenses directly associated with the Merger, other professional fees for accounting and consulting services, insurance and other administrative expenses.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations:

	For the three months ended September 30,			For the nine months ended September 30,
(In thousands)	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Acquired in-process research and development	$—	$—	$—	$—	$90	$(90)
Research and development	63,684	29,932	33,752	181,381	68,600	112,781
General and administrative	15,034	7,341	7,693	35,119	17,059	18,060
Change in fair value of contingent consideration	43,365	73,992	(30,627)	56,515	74,584	(18,069)
Total operating expenses	122,083	111,265	10,818	273,015	160,333	112,682
Loss from operations	(122,083)	(111,265)	(10,818)	(273,015)	(160,333)	(112,682)
Other income (expense):
Interest expense	(8)	(79)	71	(148)	(106)	(42)
Foreign exchange loss	1,023	(95)	1,118	(3,524)	(113)	(3,411)
Interest income	4,836	1,401	3,435	15,152	3,357	11,795
Loss before income taxes	(116,232)	(110,038)	(6,194)	(261,535)	(157,195)	(104,340)
Income tax benefit	—	390	(390)	—	939	(939)
Net loss	$(116,232)	$(109,648)	$(6,584)	$(261,535)	$(156,256)	$(105,279)

Operating Expenses

Acquired In-Process Research and Development Expenses

During the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, we recognized no acquired in-process research and development. During the nine months ended September 30, 2024, we recognized $0.1 million of acquired in-process research and development expenses in connection with the licenses acquired from D&D Pharmatech Inc. (D&D).

For additional information related to the licenses acquired from D&D, please refer to Note 4, Licensing Agreements, to our condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

Research and Development Expenses

Research and development expenses increased by $33.8 million from $29.9 million during the three months ended September 30, 2024, to $63.7 million for the three months ended September 30, 2025. Research and development expenses increased by $112.8 million from $68.6 million during the nine months ended September 30, 2024, to $181.4 million for the nine months ended September 30, 2025. The increases for the three and nine months ended September 30, 2025, compared to the same periods in the prior year, were primarily driven by the ramp up in product candidate development and the related preclinical, clinical and contract manufacturing costs associated with our portfolio of injectable and oral development programs as well as increases in personnel-related expenses, including stock-based compensation, to support our ongoing research and development activities.

Research and development expenses by program during the three and nine months ended September 30, 2025 and 2024 are summarized in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
Strategy (In thousands)	2025	2024	2025	2024
Fully biased, monthly GLP-1 RA	$25,618	$11,376	$71,080	$20,221
Amylin agonism + GLP-1 RA	9,884	4,054	30,449	10,739
Oral peptide platform	4,458	6,570	22,560	17,919
Additional key pipeline combinations with GLP-1 RA + amylin agonism	3,501	1,310	11,328	3,174
Development and discovery infrastructure, including personnel related	20,223	6,622	45,964	16,547
Total research and development expenses	$63,684	$29,932	$181,381	$68,600

General and Administrative Expenses

General and administrative expenses increased by $7.7 million from $7.3 million for the three months ended September 30, 2024, to $15.0 million for the three months ended September 30, 2025. The increase related to the three months ended September 30, 2025, compared to the same period in the prior year, was primarily driven by increases in personnel-related expenses of $3.2 million and stock-based compensation of $3.5 million as we continue to expand our operations to support our advancements in research and development.

General and administrative expenses increased by $18.1 million from $17.1 million for the nine months ended September 30, 2024, to $35.1 million for the nine months ended September 30, 2025. The increases related to the nine months ended September 30, 2025, compared to the same periods in the prior year, were primarily driven by increases in personnel-related expenses of $7.1 million and stock-based compensation of $6.9 million as we continue to expand our operations to support our advancements in research and development. The increase compared to the prior period also includes a $1.7 million increase in professional fees primarily associated with increased costs associated with being a public company as well as a $2.6 million increase in market research activities. These increases were partially offset by decreases in management fees of $2.6 million.

Change in Fair Value of Contingent Consideration

For the three months ended September 30, 2025, we recognized a $43.4 million benefit related to the change in fair value of contingent consideration associated with the Zihipp acquisition that occurred in 2023. For the three months ended September 30, 2024, we recognized a $74.0 million expense related to the change in fair value of contingent consideration associated with Zihipp. The change in fair value of contingent consideration during the three months ended September 30, 2025, was primarily attributable to increases in the probability of achievement of our milestones. The change in fair value of contingent consideration during the three months ended September 30, 2024, was primarily attributable to the pursuit of a new product and an increase in the probability of success.

For the nine months ended September 30, 2025, we recognized a $56.5 million expense related to the change in fair value of contingent consideration. For the nine months ended September 30, 2024, we recognized a $74.6 million expense related to the change in fair value of contingent consideration. The change in fair value of contingent consideration during the nine months ended September 30, 2025, was primarily attributable to an increase in the probability of achievement of our milestones. The change in fair value of contingent consideration during the nine months ended September 30, 2024, was primarily attributable to the pursuit of a new product and an increase in the probability of success.

Other Income (Expense)

Interest Expense

For the three months ended September 30, 2025 and 2024, we recognized interest expense of $8.0 thousand and $79.0 thousand, respectively, related to the notes payable to the former shareholders of Zihipp related to the achievement of certain development milestones. The decrease in interest expense related to the three months ended September 30, 2025, compared to the same period in the prior year, was primarily due to lower principal balances outstanding during the three months ended September 30, 2025.

For the nine months ended September 30, 2025 and 2024, we recognized interest expense of $148.0 thousand and $106.0 thousand, respectively. The slight increase related to the nine months ended September 30, 2025, compared to the same period in the prior year, was primarily due to higher principal balances outstanding during the nine months ended September 30, 2025.

Foreign Exchange Gain (Loss)

For the three months ended September 30, 2025 and 2024, we recognized a foreign exchange gain of $1.0 million and a foreign exchange loss of $0.1 million, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

For the nine months ended September 30, 2025 and 2024, we recognized foreign exchange losses of $3.5 million and $0.1 million, respectively, from exchange rate changes on transactions denominated in currencies other than the U.S. dollar.

Interest Income

For the three months ended September 30, 2025 and 2024, we recognized $4.8 million and $1.4 million, respectively, of interest income. For the nine months ended September 30, 2025 and 2024, we recognized $15.2 million and $3.4 million, respectively, of interest income. The increases in interest income for the three and nine months ended September 30, 2025, compared to the same periods in 2024, were primarily driven by higher cash and cash equivalents balances.

Liquidity and Capital Resources

Source of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future.

To date, we have funded our operations primarily with proceeds from the sale and issuance of shares of our convertible preferred stock, convertible notes in private placements and our initial public offering. Through December 31, 2024, we had raised aggregate net proceeds of approximately $535.9 million from sales of shares of our convertible preferred stock and the issuance of a convertible promissory note. In February 2025, we completed our IPO pursuant to which we issued and sold an aggregate of 17,569,444 shares of our common stock at a price to the public of $18.00 per share. We received gross proceeds of $316.2 million, or aggregate net proceeds of $288.4 million after deducting underwriting discounts and commissions of $22.1 million and other offering expenses of $5.7 million. As of September 30, 2025, we had cash and cash equivalents of $448.5 million and an accumulated deficit of $518.7 million.

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

We do not have any products approved for sale, and we do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more product candidates, which will not be for many years, if ever. Because of the numerous risks and uncertainties associated with product development, we may never achieve or sustain profitability and, unless and until we are able to develop and commercialize our product candidates. If the Merger is not consummated on the timelines we anticipate or at all, we will need to continue to raise substantial additional capital. Accordingly, until such time as we can generate significant revenue from product sales, if ever, and if we remain a publicly-traded company, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We cannot assure you that we will be successful in obtaining additional financing if and when needed to finance our operations on terms acceptable to us, or at all. Any failure to raise capital if and when needed could have a negative impact on our financial condition and could force us to delay, reduce or terminate our research and development programs or other operations, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure these sources of financing and ultimately attain profitable operations.

As a result of the numerous risks and uncertainties associated with research, development and commercialization of our products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to, the following:

•
the timing of and ability to consummate the Merger;
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

Based upon our current operating plan, we estimate that our existing cash and cash equivalents as of the date of this Quarterly Report will be sufficient to fund our projected operating expenses and capital expenditure requirements through at least 12 months from the issuance date of these financial statements. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. In addition, we could utilize our available capital resources sooner than we expect. The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price. For additional information on risks associated with our substantial capital requirements, please read the sections entitled “Risk Factors” included elsewhere in this Quarterly Report.

Cash Flows

The following table sets forth summary of our cash flow activity for the years indicated:

	For the nine months ended September 30,
(In thousands)	2025	2024
Net cash used in operating activities	$(195,054)	$(63,665)
Net cash used in investing activities	(198)	(42)
Net cash provided by financing activities	287,502	176,036
Effect of exchange rate changes on cash	3,764	70
Net increase in cash and cash equivalents	$96,014	$112,399

Operating Activities

During the nine months ended September 30, 2025, net cash used in operating activities was $195.1 million. Net cash used in operating activities reflected our net loss of $261.5 million, adjusted by a $3.2 million net change in our operating assets and liabilities and non-cash charges of $69.6 million. Our non-cash adjustments consisted primarily of $56.5 million related to the change in fair value of our contingent consideration and $13.1 million related to stock-based compensation expense. The net change in our operating assets and liabilities primarily reflects cash decreases associated with the payment of contingent consideration to Zihipp, payments related to the construction of the New Facility under the Amneal agreement and increases in prepaid payments associated with our research and development. These changes were partially offset by increases in accrued expenses primarily associated with research and development costs and employee compensation and related benefits.

During the nine months ended September 30, 2024, net cash used in operating activities was $63.7 million. Cash used in operating activities reflected our net loss of $156.3 million, adjusted by a $17.9 million net change in our operating assets and liabilities and non-cash charges of $74.7 million. The net change in our operating assets and liabilities primarily reflects an increase in accounts payable and accrued expenses and other liabilities driven by timing of invoices and payments as well as increases in accruals related to external research and development. Our non-cash adjustments consisted primarily of $74.6 million related to the change in fair value of our contingent consideration.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $0.2 million and related to the purchase of property and equipment.

During the nine months ended September 30, 2024, net cash used in investing activities was $42.0 thousand and related to the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $287.5 million. Net cash provided by financing activities consisted primarily of $288.4 million of proceeds received from our IPO, net of offering costs paid, partially offset by contingent consideration payments of $1.4 million and $0.5 million proceeds from exercise of stock options.

During the nine months ended September 30, 2024, net cash provided by financing activities was $176.0 million. Net cash provided by financing activities consisted of $183.0 million received from the sale of our Series Seed and Series A convertible preferred stock, net of offering costs paid related to the sale of convertible stock, partially offset by contingent consideration payments of $6.3 million and a $0.5 million payment for the settlement of a deferred payment related to the acquisition of Zihipp.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with our CMOs, CROs and other third parties to support development activities. These contracts are generally cancelable by us.

As of September 30, 2025 we had future minimum lease commitments of $0.4 million related to a noncancelable operating leases for office space, under a long-term lease arrangement. In August 2025, we agreed to terminate one of our operating leases at located at 3 World Trade Center, 175 Greenwich Street, New York, New York 10007 without penalty, and as such, we have no remaining obligations of the original lease.

Under the Amneal Agreements, we are required to finance the construction of the New Facility based on the percentage of the actual costs incurred and subject to an aggregate cap of $100.0 million. See “Key Agreements” section below for additional information.

Payment obligations in connection with the acquisition of Zihipp and license agreements with D&D are contingent upon future events such as our achievement of pre-specified development, regulatory and commercial milestones, or royalties on net product sales. As of September 30, 2025, the timing and likelihood of achieving the milestones and generating future product sales are uncertain and therefore, any related payments are not included in the discussion above. See “Key Agreements” section below for additional information.

Obligations Contingent upon the Merger

We may be obligated to make significant contingent payments upon the consummation of the Merger. As the Merger was not deemed to be probable of being achieved as of September 30, 2025, we have not accrued any liabilities related to such contingent obligations in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

The acquisition of Zihipp involved upfront and deferred cash payments totaling $34.3 million and contingent consideration with an estimated fair value of $42.9 million at the time of acquisition. Contingent consideration is comprised of future potential development, regulatory, commercial and joint venture (JV) milestone payments as well as royalties on net product sales and out-licensed intellectual property. Under the terms of the agreement, we are obligated to make the following payments: (i) payments on the first achievement of certain development milestones of up to $52.5 million, with additional payment(s) of $27.5 million upon achieving certain other development milestones, in each case; (ii) payments on the first achievement of certain regulatory milestones of up to $30.0 million, plus (a) $30.0 million and/or (b) $10.0 million upon achieving certain other regulatory milestones, in each case, as applicable, provided that (a) and (b) occur within 15 years from the Closing Date; (iii) commercial milestone payment(s) of $5.0 million upon achieving certain commercial milestone events, in each case; and (iv) JV milestone payments of up to $35.0 million as a result of certain royalties, milestones, dividends, sales or other interests and irrevocable consideration payments received from SanPlena LLC. In September 2025 the sublicense agreement between Zihipp and SanPlena LLC was terminated and the members of SanPlena LLC have executed a written consent to wind down SanPlena LLC. Therefore, no JV milestone payments will be payable.

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

For additional information regarding amounts incurred during the three and nine months ended September 30, 2025 and 2024 related to our acquisition of Zihipp, please refer to Note 3, Acquisition of Zihipp Ltd., to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the License Agreement refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and nine months ended September 30, 2025 and 2024 related to the D&D License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the Triple G License Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and nine months ended September 30, 2025 and 2024 related to the Triple G License Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

Pursuant to the Imperial Agreement, we are obligated to pay Imperial up to £20.5 million (approximately $27.5 million at an exchange rate of 1.34 as of September 30, 2025) in the aggregate upon the achievement of certain development, regulatory and financing milestones. Upon entering into the Imperial Agreement, Imperial also received an allotment of 333,333 ordinary shares of Zihipp. We are required to pay Imperial an annual license fee and, upon the achievement of certain funding, regulatory, and patent prosecution milestones, we are obligated to reimburse Imperial for certain patent related costs. We are obligated to pay Imperial tiered, low-single digit percentage royalties on net sales of the Imperial Licensed Products, subject to reductions if we require a license from a third party to its intellectual property in order to exploit an Imperial Licensed Product. We are also required to pay Imperial a mid-single digit to mid-teen percentage of net receipts from sublicenses where the percentage depends on the regulatory stage of the applicable Imperial Licensed Product at the time of such sublicense.

For a more detailed description of the Imperial Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and nine months ended September 30, 2025 and 2024 related to the Imperial Agreement, please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included herein.

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

For a more detailed description of the Supply Agreement, refer to Part I, Item 1, “Business—Licensing, Partnerships and Collaborations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. For additional information regarding amounts incurred during the three and nine months ended September 30, 2025 and 2024 related to the Supply Agreement please refer to Note 4, License Agreements, to our unaudited condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

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

During the three and nine months ended September 30, 2025, there were no material changes to our critical accounting estimates or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, we were not subject to any material legal proceedings as of September 30, 2025, and, to the best of its knowledge, no material legal proceedings are currently pending or threatened.

Litigation Related to the Merger

For information regarding the litigation related to the Merger, please refer to Note 7, Commitments and Contingencies—Litigation—Litigation Related to the Merger, to our unaudited condensed consolidated financial statements included in Part I, Item 1 in this Quarterly Report.

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

Risks Related to the Merger

The conditions under the Merger Agreement to our and Pfizer’s consummation of the Merger may not be satisfied at all or in the anticipated timeframe.

On September 21, 2025, we entered into the Original Merger Agreement with Pfizer, a Delaware corporation, and Merger Sub, a Delaware corporation and a wholly owned subsidiary of Pfizer, pursuant to which, and on the terms and subject to the conditions thereof, at the Effective Time, Merger Sub will merge with and into Metsera, with Metsera surviving as a wholly owned subsidiary of Pfizer, which we refer to as the Merger. On November 7, 2025, we entered into the Amendment with Pfizer and Merger Sub, which amends the Original Merger Agreement (as amended, supplemented and otherwise modified from time to time, the Merger Agreement).

The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) adoption by the Company’s stockholders of the Merger Agreement, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of injunctions or other legal restraints preventing or prohibiting the consummation of the Merger and (iv) certain other conditions set forth in the Merger Agreement. The Merger is expected to close as early as the fourth quarter of 2025. As a result, there can be no assurance that the Merger will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on September 22, 2025, and incorporated herein by reference, and the Amendment, a copy of which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 10, 2025, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

The announcement of, or a failure to consummate, the Merger could negatively impact our business, financial condition, results of operations or our stock price.

Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger will be satisfied. The Merger Agreement may also be terminated by us and/or Pfizer in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger will be consummated;

•
certain costs related to the Merger, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger is not completed;
•
pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•
the attention of our management may be directed towards the consummation of the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us;
•
our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•
a failure to complete the Merger within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•
difficulties maintaining relationships with collaborators, vendors, and other business partners;
•
third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger, whether pursuant to the terms of their existing agreements with us or otherwise;
•
upon termination of the Merger Agreement by us or Pfizer under specified circumstances, we would be required to pay a termination fee of approximately $265 million; and
•
we could be subject to litigation related to, as well as any failure to complete, the Merger.

In addition, our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:

•
each of our directors and executive officers hold outstanding Company equity awards;
•
stockholders associated with certain directors and executive officers hold shares of Company common stock and are subject to voting agreements;
•
certain officers may receive cash severance payments in the event their employment is terminated after the Merger;
•
certain equity awards held by our executive officers and non-employee directors will vest in full at the Effective Time, under the terms of the applicable award agreement underlying such equity award;
•
certain other equity awards will convert into a right to receive a cash payment that is subject to continued vesting in accordance with the terms of the original equity award; and
•
certain executive officers may continue to provide employment or other services to Pfizer after the Effective Time and may enter into new agreements, arrangements or understandings with Pfizer to set forth the terms and compensation of such post-Effective Time service.

Our stockholders may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

The Merger Agreement contemplates that, upon consummation of the Merger, Pfizer will issue to eligible stockholders and securityholders a CVR pursuant to a CVR agreement (the CVR Agreement). Each CVR will represent a non-tradable contractual contingent right to receive:

•
$4.60 per CVR in cash, without interest and less any applicable tax withholding on a dosing basis of on or around every twenty eight days payable upon the occurrence of the initiation of the first Phase 3 Clinical Trial for the injectable fixed dose combination of MET-233i and MET-097i (the Combination Product) for chronic weight management, on or prior to December 31, 2027;
•
$6.40 per CVR in cash, without interest and less any applicable tax withholding payable upon the occurrence of the receipt from the U.S. Food and Drug Administration by Parent or any of its subsidiaries in the United States of approval of the injectable MET-097i on a dosing basis of on or around every twenty eight days for chronic weight management by the U.S. Food and Drug Administration, on or prior to December 31, 2029; and
•
$9.65 per CVR in cash without interest and less any applicable tax withholding payable upon for chronic weight management the occurrence of the receipt from the U.S. Food and Drug Administration by Parent or any of its

subsidiaries of approval of the Combination Product by the U.S. Food and Drug Administration, on or prior to December 31, 2031.

The right of our stockholders to derive any value from the CVRs will be contingent solely upon the achievement of these milestones. We may not be able to achieve the milestones as described above, including for reasons described elsewhere in these Risk Factors, and there can be no assurance that payment will be required of Pfizer under the CVRs. If any of the milestones are not achieved for any reason within the time periods specified in the CVR Agreement, the corresponding payments will not be made under the CVRs, and if none of the milestones is achieved, then the CVRs will expire valueless.

The Merger Agreement contains provisions that could make it difficult for a third-party to acquire us prior to the completing of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our Company, including a customary “no shop” provision that, in general, restricts the Company’s ability to solicit third-party acquisition proposals or provide information to, or engage in discussions or negotiations with, third parties regarding or that could reasonably be likely to lead to any acquisition proposal. The no shop provision is subject to a customary “fiduciary out” provision that allows us, prior to receiving the approval of our stockholders, under certain circumstances and in compliance with certain obligations, to provide information and participate in discussions and negotiations with respect to unsolicited third-party acquisition proposals that could reasonably be expected to lead to a “Superior Company Proposal” (as defined in the Merger Agreement) and, subject to compliance with certain obligations, to terminate the Merger Agreement and accept a Superior Company Proposal upon payment to Pfizer of a termination fee of $265 million. The Merger Agreement includes customary termination provisions for both the Company and Pfizer and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept a Superior Company Proposal, we will be required to pay a fee equal to $265 million.

These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our Company, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use commercially reasonable efforts to conduct our business in the ordinary course consistent with past practice, including using commercially reasonable efforts to preserve our present relationships with suppliers, licensors, licensees, governmental entities and others having material business dealings with us, and maintain our material assets and business organization intact in all material respects. In addition, we are subject to a variety of specified restrictions. Unless we obtain Pfizer’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, declare dividends or make other distributions, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, acquire or dispose of certain assets or securities, enter into contracts other than in the ordinary course of business, or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

Securities class action and derivative lawsuits in connection with the Merger could result in substantial costs and prevent or delay the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction could delay or prevent the Merger from being completed, which could negatively impact our business, financial condition, results of operations or our stock price.

In connection with the Merger, we and our directors may be named as defendants in lawsuits or other legal proceedings, including those filed by stockholders alleging, among other things, breaches of fiduciary duty or inadequate disclosure in connection with the Merger. These proceedings could result in substantial costs to us, including expenses associated with defending the litigation, diversion of management’s time and attention, potential damages, attorneys’ fees or settlements.

Adverse rulings or injunctions, including temporary restraining orders or other equitable relief, could delay or prevent consummation of the Merger or the payment of consideration to stockholders. Even if resolved without material liability, such litigation could negatively affect our reputation, our relationships with business partners and the market price of our common stock. Any of these outcomes could have a material adverse effect on us and our stockholders.

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

We have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We do not have any products approved for sale and have not generated any revenue from product sales. If we are unable to successfully develop, obtain requisite approval for and commercialize any of our current or future product candidates, we may never generate revenue. Our net losses totaled $261.5 million and $156.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $518.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development activities and from general and administrative costs associated with our operations. Any of our current and future product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur significant and increasing losses for the foreseeable future as we:

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

If the Merger is not consummated on the timeline we expect or at all, we will require substantial additional capital to finance our operations, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our development programs, commercialization efforts or other operations.

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

We expect that our existing cash and cash equivalents will allow us to advance the clinical development of MET-097i, MET-233i and our selected lead oral candidate, and we expect that the remainder will be utilized to fund other research and development activities as well as working capital and other general corporate needs. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner or differently than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. If the Merger is not consummated on the timelines we expect or at all, our existing cash and cash equivalents may not be sufficient to complete development of any of our current or future product candidates. We will require substantial capital in order to advance any of our current and future product candidates through clinical trials, regulatory approval and commercialization.

Our future capital requirements will depend on many factors, including, but not limited to:

•
the timing of and ability to consummate the Merger;
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

Accordingly, if the Merger is not consummated on the timeline we expect or at all, we will need to obtain substantial additional funding in connection with our continuing operations. If we remain a publicly-traded company, we plan to finance our operations through a combination of equity offerings, debt financings, collaborations, licensing arrangements and other similar arrangements. Our ability to raise additional funds may be adversely impacted by global economic conditions, disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, and diminished liquidity and credit availability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts, or even cease operations. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop any of our current or future product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue and if we remain a publicly-traded company, we expect to finance our operations through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan.

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

We currently use third-party vendors located in foreign countries to manufacture certain of our product candidates for clinical development. In 2025, the U.S. Presidential Administration announced new tariffs on certain products manufactured in China and announced and then paused, lifted or reduced tariffs on certain products manufactured in many other countries around the world. Additional tariffs may be announced in the future. In addition, the U.S. Presidential Administration has announced a 100% tariff on imported pharmaceutical products, effective October 1, 2025, although it is currently delayed. Certain major drug producers and manufacturers are in negotiations with the U.S. Presidential Administration to receive relief from such tariffs. As a result of these negotiations, certain manufacturers, such as Pfizer, have announced their participation in a new direct purchasing platform called “TrumpRx.gov,” designed to offer discounts on their products and some specialty brands. Details regarding potential platform, as well as any potential impact on our business, offerings or the Merger, are unclear at this time. We intend to design our clinical supply arrangements and any commercial manufacturing arrangements, including with Amneal, to be diversified across suppliers and geographies to provide flexibility and mitigate risk, including the impact of tariffs on pharmaceutical products, if any. However, there can be no assurances that we will be successful in doing so. If the manufacturing of our product candidates or any approved products requires us to pay significant tariffs, our results of operations and financial condition could be adversely affected.

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

•
the timing of and ability to consummate the Merger;
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

In addition, employment candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with our IPO, which expired at the close of business on July 29, 2025.

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

As of November 6, 2025, we had 125 full-time and 7 part-time employees. As our development and commercialization plans and strategies develop, and if we continue to operate as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in manufacturing and commercialization. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and may enter into additional collaborations or strategic partnerships with third parties that bring late-stage clinical development and commercialization expertise, infrastructure and the resources as we enter pivotal trials for any of our current or future product candidates. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could adversely affect our business, financial condition, results of operations and prospects.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA (i) directs the Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; (iii) reduces the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation. The implementation of the IRA is currently subject to ongoing litigation that challenges the constitutionality of the IRA’s drug price negotiation program provisions. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant. Additional drug pricing proposals could appear in future legislation. In July 2025, President Trump enacted the One Big Beautiful Bill Act (the OBBBA), which included reforms to programs such as Medicaid and restrictions for certain groups to access the ACA Marketplace. These changes may result in an increase in the number of individuals who are unable to access health insurance benefits and medical care, and their ability to receive prescriptions and certain prescribed medications. The impact of the IRA and OBBBA on our business and the pharmaceutical industry cannot yet be fully determined, but may be significant.

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

•
the timing of and ability to consummate the Merger;
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

As of November 6, 2025, our executive officers, directors and greater than 5% stockholders, in the aggregate, beneficially owned approximately 59.2% of our outstanding common stock. In computing the number of shares beneficially owned, shares of common stock subject to options, warrants or other rights held by this group that are currently exercisable or will become exercisable within 60 days of November 6, 2025, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. As a result, such persons, to the extent they act together, will have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the approval of the Merger Agreement, the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herein
2.1†	Agreement and Plan of Merger, dated as of September 21, 2025, among Pfizer Inc., Mayfair Merger Sub, Inc. and Metsera, Inc.	8-K	001-42489	2.1	9/22/25
2.2†	Amendment No. 1 to the Agreement and Plan of Merger by and among Metsera, Inc., Pfizer Inc., and Mayfair Merger Sub, Inc.	8-K	001-42489	2.1	11/10/25
2.3	Third Deed of Amendment to the Share Purchase Agreement, dated September 22, 2023, by and between the Registrant and the selling shareholders of Zihipp Ltd., as amended.					*
2.4	Voting and Support Agreement, dated as of September 21, 2025, by and between Pfizer Inc., Metsera, Inc., ARCH Venture Fund XII, L.P., ARCH Venture Partners XII, L.P., ARCH Venture Partners	8-K	001-42489	2.2	9/22/25

XII, LLC, ARCH Venture Fund XIII, L.P., ARCH Venture Partners XIII, L.P. and ARCH Venture Partners XIII, LLC.
2.5	Voting and Support Agreement, dated as of September 21, 2025, by and between Pfizer Inc., Metsera, Inc., Validae Health, L.P. and Population Health Partners GP, LLC	8-K	001-42489	2.3	9/22/25
10.1	Form of Letter Agreement, dated September 22, 2025	8-K	001-42489	10.1	9/22/25
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

† Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METSERA, INC.

Date: November 12, 2025	By:	/s/ Christopher Whitten Bernard
Christopher Whitten Bernard
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Christopher J. Visioli
Christopher J. Visioli
Chief Financial Officer
(Principal Financial Officer)